Form 10QSB
period 1999-09-30
EBONY & GOLD VENTURES INC
filed 1999-10-26
CIK 1090309

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED September 30, 1999.

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION FROM _______ TO ________.

                        COMMISSION FILE NUMBER 000-26903

                           EBONY & GOLD VENTURES, INC
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Nevada                                 88-0409153
      -------------------------------                 -------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)

    2980 S. Rainbow Boulevard, Suite 108
           Las Vegas, Nevada                                89146
   ----------------------------------------               ----------
   (Address of principal executive offices)               (Zip Code)

                                       N/A
                 ----------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        At September 30, 1999, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format:  Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION

Item I. Financial Statements

                           EBONY & GOLD VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                   (UNAUDITED)

                              FINANCIAL STATEMENTS
                               September 30, 1999
                                 March 31, 1999

                                TABLE OF CONTENTS

                                                              PAGE
                                                              ----
BALANCE SHEET - ASSETS                                           1

BALANCE SHEET - LIABILITIES AND STOCKHOLDERS' EQUITY             2

STATEMENT OF OPERATIONS                                          3

STATEMENT OF STOCKHOLDERS' EQUITY                                4

STATEMENT OF CASH FLOWS                                          5

NOTES TO FINANCIAL STATEMENTS                                 6-10

                           EBONY & GOLD VENTURES, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                     ASSETS

                                              9 Mos Ending        Year Ended
                                              Sep. 30,1999        Dec.31,1998
                                              ------------        -----------
                                              (Unaudited)         (Audited)
CURRENT ASSETS                                    $0                  $0
                                                  --                  --
   TOTAL CURRENT ASSETS                           $0                  $0
                                                  --                  --
OTHER ASSETS                                      $0                  $0
                                                  --                  --
   TOTAL OTHER ASSETS TOTAL ASSETS                $0                  $0
                                                  --                  --
   TOTAL ASSETS                                   $0                  $0
                                                  --                  --

    The accompanying notes are an integral part of these financial statements

                           EBONY & GOLD VENTURES, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                             9 Mos Ending        Year Ended
                                             Sep. 30,1999        Dec.31,1998
                                             ------------        -----------
                                             (Unaudited)         (Audited)
CURRENT LIABILITIES
   Officers Advances (Note 6)                  $ 17,189           $     0
                                               --------           -------
TOTAL CURRENT LIABILITIES                      $ 17,189           $     0
                                               --------           -------

STOCKHOLDERS EQUITY (Note 1)

Common stock, $.001 par value
authorized 25,000,000 shares
issued and outstanding at
December 31, 1998 - 2,100,000 shares                              $ 2,100
September 30, 1999 - 2,100,000 shares          $  2,100

   Additional paid in Capital                         0                 0

   Deficit accumulated during
   Development stage                            -19,289            -2,100
                                               --------           -------
TOTAL STOCKHOLDERS' EQUITY                     $-17,189           $     0
                                               --------           -------

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                            $      0           $     0
                                               --------           -------

    The accompanying notes are an integral part of these financial statements

                           EBONY & GOLD VENTURES, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                                  Oct.3, 1996
                         3 Mos Ended    3 Mos Ended   9 Mos Ended   9 Mos Ended   (Inception)
                          Sep. 30,       Sep. 30,      Sep. 30,      Sep. 30,     to Sep. 30,
                            1999           1998          1999          1998          1999
                         -----------    -----------   -----------   -----------   -----------
REVENUE:                 $        0     $        0    $        0    $        0    $        0
                         ----------     ----------    ----------    ----------    ----------

EXPENSES:
  General, Selling
  and Administrative     $    3,964     $        0    $   17,189    $        0    $   19,289
                         ----------     ----------    ----------    ----------    ----------
  Total Expenses         $    3,964     $        0    $   17,189    $        0    $   19,289
                         ----------     ----------    ----------    ----------    ----------
Net Profit/Loss (-)      $   -3,964     $        0    $  -17,189    $        0    $  -19,289
                         ----------     ----------    ----------    ----------    ----------

Net Profit/Loss(-)
per weighted
share (Note 2)           $   -.0019     $      NIL    $   -.0082    $      NIL    $   -.0092
                         ----------     ----------    ----------    ----------    ----------

Weighted average
number of common
shares outstanding        2,100,000      2,100,000     2,100,000     2,100,000     2,100,000
                         ----------     ----------    ----------    ----------    ----------

    The accompanying notes are an integral part of these financial statements

                           EBONY & GOLD VENTURES, INC.
                          (A Development Stage Company)

                   STATEMENT OF CHANGES IN STOCKHOLDER EQUITY

                                                             Additional       Accumu-
                                  Common         Stock        paid-in         lated
                                  Shares         Amount       Capital        Deficit
                                ---------       -------      ----------      --------
Balance,
December 31, 1996                  21,000       $ 2,100        $    0       $ -2,100

Net loss year ended
December 31, 1997                                                                  0
                                ---------       -------        ------       --------

Balance,
December 31, 1997                  21,000       $ 2,100        $    0       $ -2,100

Net loss year ended
December 31, 1998                                                                  0
                                ---------       -------        ------       --------

Balance,
December 31, 1998                  21,000       $ 2,100        $    0       $ -2,100

February 19, 1999
Changed from no par
Value to $.001                                   -2,079        +2,079

February 19, 1999
Forward stock split
100:1                           2,079,000        +2,079        -2,079

Net loss January 1,
1999 to
September 30, 1999                                                           -17,189
                                ---------       -------        ------       --------
Balance,
September 30, 1999              2,100,000       $ 2,100        $    0       $-19,289
                                ---------       -------        ------       --------


    The accompanying notes are an integral part of these financial statements

                           EBONY & GOLD VENTURES, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Oct. 3, 1996
                             3 Mos Ended    3 Mos Ended   9 Mos Ended   9 Mos Ended   (Inception)
                              Sep. 30,       Sep. 30,      Sep. 30,       Sep 30,     to Sep. 30,
                                1999           1998          1999          1998          1999
                             -----------    -----------   -----------   -----------   -----------
Cash Flow from
Operating Activities
Net Loss                      $-3,964           $0         $-17,189         $0          $-19,289

Adjustment to reconcile
net loss to net cash
provided by operating
activities                          0            0                0          0                 0

Changes in Assets
and Liabilities
Increase in current
Liabilities

Officers Advances              +3,964            0          +17,189          0          $+17,189
                              -------           --         --------         --          --------

Net cash used in
operating Activities          $     0           $0         $      0         $0          $ -2,100

Cash Flows from
Investing Activities                0            0                0          0                 0

Cash Flows from
Financing Activities
Issuance of Common
Stock                               0            0                0          0            +2,100
                              -------           --         --------         --          --------
Net increase
(decrease)
in cash                       $     0           $0         $      0         $0          $      0

Cash, beginning
of period                           0            0                0          0                 0
                              -------           --         --------         --          --------

Cash, end of period           $     0           $0         $      0         $0          $      0
                              -------           --         --------         --          --------

    The accompanying notes are an integral part of these financial statements

                           EBONY & GOLD VENTURES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                    September 30, 1999, and December 31, 1998

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

        The Company was organized October 3, 1996, under the laws of the State of Nevada as Ebony & Gold Ventures, Inc. The Company currently has no operations and in accordance with SFAS #7, is considered a development company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Accounting Method

                The Company records income and expenses on the accrual method.

        Estimates

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        Cash and equivalents

                The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of September 30, 1999.

                           EBONY & GOLD VENTURES, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                    September 30, 1999, and December 31, 1998

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

        Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Loss Per Share

        Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of December 31, 1998, the Company had no dilative common stock equivalents such as stock options.

Year End

        The Company has selected December 31st as its year-end.

                           EBONY & GOLD VENTURES, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                    September 30, 1999, and December 31, 1998

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Year 2000 Disclosure

                The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities. Since the Company currently has no operating business and does not use any computers, and since it has no customers, suppliers or other constituents, there are no material Year 2000 concerns.

NOTE 3 - INCOME TAXES

        There is no provision for income taxes for the period ended June 30, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 1998, is as follows:

           Net operation loss carry forward                 $2,100
           Valuation allowance                              $2,100

           Net deferred tax asset                           $    0


        The federal net operating loss carry forward will expire in 2016.

        This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                           EBONY & GOLD VENTURES, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                    September 30, 1999, and December 31, 1998

NOTE 4 - STOCKHOLDERS' EQUITY

        Common Stock

        The authorized common stock of Ebony & Gold Ventures, Inc. consists of 25,000,000 shares with a par value of $0.001 per share.

        Preferred Stock

        Ebony & Gold Ventures, Inc. has no preferred stock.

        On October 15, 1996, the company issued 21,000 shares of its no par value common stock in consideration of $2,100 in cash.

        On February 19, 1999, the State of Nevada approved the Company's restated Articles of Incorporation, which increased its capitalization from 25,000 common shares to 25,000,000 common shares. The no par value was changed to $0.001.

        On February 19, 1999, the Company forward split its common stock 100:1, thus increasing the number of outstanding common stock shares from 21,000 shares to 2,100,000.

NOTE 5 - GOING CONCERN

        The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Until that time, the stockholders/officers and or directors have committed to advancing the operating costs of the Company interest free.

                          EBONY & GOLD VENTURES, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                    September 30, 1999, and December 31, 1998

NOTE 6 - RELATED PARTY TRANSACTIONS

        The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 - WARRANTS AND OPTIONS

        There are no warrants or options outstanding to acquire any additional shares of common stock.

Item II. Management's Discussion and Analysis or Plan of Operation

Results of Operation.

        The Company has not commenced business activities and has no assets or operations. The Company has not entered into any negotiations to effectuate a business combination. The Company is dependent upon its officers to meet any de minimis costs which may occur.

        Denise E. Cordova, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that she is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

        In addition, since the Company has had no operating history nor any revenues or earnings from operations, with no significant assets or financial resources, the Company will in all likelihood sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity and consummate such a business combination.

                                     PART II

                                OTHER INFORMATION
Item 1 -  Legal Proceedings ................................................None

Item 2 -  Changes in the Rights of the Company's
          Security Holders .................................................None

Item 3 -  Defaults by the Company on its

          Senior Securities ................................................None

Item 4 -  Submission of Matter to Vote of Security
          Holders ..........................................................None

Item 5 -  Other Information ................................................None

Item 6 - Exhibits and Reports on Form 8-K ..................................None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 25, 1999                     EBONY & GOLD VENTURES, INC.
                                            (Company)

                                            By: /s/ Denise Cordova
                                               ---------------------------------
                                               Denise Cordova
                                               President