Form 10QSB
period 2000-03-31
BOOKTECH COM INC
filed 2000-06-02
CIK 1090309

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   -----------

                                   FORM 10-QSB


                  [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the Quarterly Period Ended March 31, 2000

                                       or

                  [  ]   Transition Report Pursuant to Section 13 or 15(d) of
                         the Securities Exchange Act of 1934

                            For the Transition Period From _____ To _____

                               Commission File Number: 000-26903

                               booktech.com, inc.
                        -------------------------------------
                (Exact name of registrant as specified in its charter)

               Nevada                                         88-040915
             ----------                                      ------------
   (State or other jurisdiction of                     (IRS Employer ID. No.)
    incorporation or organization)

   42 Cummings Park, Woburn, Massachusetts                       01581
   ----------------------------------------                     --------
   (Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code:   (781) 933-5400

-------------------------------------------------------------------------------
             (Former name and address, if changed since last report)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Common Stock                            18,566,667 Shares
           ------------                            ------------------
          $.00042 Par Value                   (Outstanding on March 31, 2000)
                        booktech.com, inc. and Subsidiary


                              INDEX TO FORM 10-QSB



PART I.   FINANCIAL INFORMATION

ITEM 1--Financial Statements:
        Condensed Consolidated Statements of Operations for the Three
                Months Ended March 31, 2000 and 1999........................  2
        Condensed Consolidated Balance Sheets as of March 31, 2000 and
                December 31, 1999...........................................  3
        Condensed Consolidated Statements of Cash Flows for the Three
                Months Ended March 31, 2000 and 1999........................  4
        Notes to Condensed Consolidated Financial Statements................  5

ITEM 2--Management's Discussion and Analysis................................ 11


PART II.   OTHER INFORMATION

ITEM 2--Changes in Securities and Use of Proceeds........................... 13

ITEM 6--Exhibits and Reports on Form 8-K.................................... 13

Signatures.................................................................. 14

Exhibit Index............................................................... 15

PART I.   FINANCIAL INFORMATION


                        booktech.com, inc. and Subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                             2000               1999
                                                                          --------------    -----------

Net sales...............................................................  $   324,734       $  359,960

Cost of sales...........................................................      483,372          446,526
                                                                          -----------      -----------

          Gross margin..................................................     (158,638)         (86,566)


Operating expenses:

  Selling and marketing.................................................       42,961           12,694

  General and administrative (excluding stock-based
      compensation costs of $417,242 in 2000)...........................      910,392          445,168

  Stock-based compensation..............................................      417,242               --
                                                                          -----------      -----------

          Total operating expenses......................................    1,370,595          457,862
                                                                          -----------      -----------

Loss from operations....................................................   (1,529,233)        (544,428)

Interest expense to related parties.....................................       57,858           40,169
Other interest expense..................................................       25,854            1,210
                                                                          -----------      -----------
          Total interest expense........................................       83,712           41,379
                                                                          -----------      -----------

Net loss................................................................  $(1,612,945)     $  (585,807)
                                                                          ===========      ===========

Net loss per share - basic and diluted..................................  $      (.21)     $      (.08)
                                                                                 ====             ====

Shares used in computing basic and diluted net loss per share...........    7,643,423        6,896,552
                                                                            =========        =========


            See Notes to Condensed Consolidated Financial Statements.

                        booktech.com, inc. and Subsidiary

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                     March 31, 2000       December 31, 1999
                                                                     --------------      ------------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents......................................     $   5,033,132         $   82,753
 Accounts receivable, less allowance for returns of $68,610 in
     2000 and $91,732 in 1999...................................           167,976            228,466
Other current assets............................................             6,286                 --
                                                                     -------------         ----------
     Total current assets.......................................         5,207,394            311,219

PROPERTY AND EQUIPMENT, at cost.................................           848,990            808,298
Accumulated depreciation........................................          (112,266)           (73,928)
                                                                     -------------        -----------
     Property and equipment, net................................           736,724            734,370

ACQUIRED TECHNOLOGY AND PATENT APPLICATION.                              2,068,965                 --
DEPOSITS .......................................................            25,200             25,200
                                                                     -------------        -----------
     TOTAL   ...................................................     $   8,038,283        $ 1,070,789
                                                                     =============        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
 Current portion of loans from related parties..................    $      456,276        $ 2,953,759
 Current portion of other long-term debt........................           445,837            437,838
 Accounts payable...............................................           820,435          1,282,385
 Accrued merger costs...........................................           187,426                 --
 Accrued interest expense to related parties....................             9,798            354,130
 Other accrued expenses.........................................           463,996            410,817
                                                                     -------------        -----------
     Total current liabilities..................................         2,383,768          5,438,929


LONG-TERM DEBT..................................................           100,185            591,824
OTHER LONG-TERM LIABILITIES.....................................           135,000            146,250


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
 Convertible preferred stock, Series A..........................            21,353                --
 Convertible preferred stock, Series B..........................               462                --
 Common stock...................................................             7,798             760,000
 Additional paid-in capital.....................................        12,681,376                --
 Treasury stock.................................................                --            (187,500)
 Accumulated deficit............................................        (7,291,659)         (5,678,714)
                                                                     -------------         -----------
     Total stockholders' equity  (deficiency)...................         5,419,330          (5,106,214)
                                                                     -------------         -----------
     TOTAL   ...................................................       $ 8,038,283         $ 1,070,789
                                                                     =============         ===========

            See Notes to Condensed Consolidated Financial Statements.

                        booktech.com, inc. and Subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                               Three Months Ended March 31,
                                                                               -----------------------------
                                                                                 2000                 1999
                                                                               ------------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.................................................................     $ (1,612,945)      $   (585,807)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization........................................            38,338             10,171
   Stock-based compensation.............................................           417,242                 --
    Loss on disposal of equipment.......................................                --                 --
   Change in assets and liabilities:
     Accounts receivable ...............................................            60,490             31,414
     Other current assets...............................................            (6,286)            (5,622)
     Deposits...........................................................                --             (1,200)
     Accounts payable...................................................          (461,950)            80,496
     Accrued expenses to related parties................................            56,839             38,879
     Other accrued expenses.............................................            77,716              5,028
                                                                              ------------        -----------
               Total adjustments........................................           182,389            159,166
                                                                              ------------        -----------
               Net cash used in operating activities....................        (1,430,556)          (426,641)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property and equipment..............................           (40,692)              (615)
   Acquisition of technology and patent application....................         (2,068,965)                --
   Payment of merger costs.............................................           (401,000)                --
   Proceeds from sale of fixed assets...................................                --                 --
                                                                              ------------        -----------
            Net cash used in investing activities.......................        (2,510,657)              (615)
                                                                              ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from loans from related parties............................           317,951            460,000
    Repayments of loans to related parties..............................              (434)                --
    Proceeds from other debt financings.................................            20,424                 --
    Repayments of other debt financings.................................                --            (14,129)
    Increase (decrease) in long-term debt obligation....................            (4,064)                --
    Increase (decrease) in other long-term liabilities..................           (11,250)                --
    Net proceeds from issuance of common and preferred stock............         8,568,965                 --
                                                                              ------------        ------------
           Net cash provided from financing activities.................          8,891,592             445,871
                                                                              ------------        ------------
NET INCREASE (DECREASE)  IN CASH AND EQUIVALENTS........................         4,950,379              18,615

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........................            82,753              16,413
                                                                              ------------        ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD................................      $  5,033,132        $     35,028
                                                                              ============        ============



            See Notes to Condensed Consolidated Financial Statements.

                        booktech.com, inc. and Subsidiary

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       NATURE OF BUSINESS AND BASIS OF PRESENTATION

           Nature of Business - booktech.com, inc., a Nevada corporation (the"Company"), is a digital and on-demand publisher of custom textbooks, also known as coursepacks, which are distributed primarily through college bookstores. The Company organizes itself as one segment reporting to the chief operating decision-maker.

         Basis of Presentation - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred net losses of $1,612,945 and $585,807 in the three-month periods ended March 31, 2000 and 1999, respectively, and $7,291,659 cumulative since inception. The Company's operating losses and working capital needs have been funded principally by loans from its stockholders. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

         The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note 4, at March 31, 2000, the Company was in default on certain provisions of its lending agreements. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow through increased net sales to meet its obligations on a timely basis, comply with the terms and covenants of its financing agreements, obtain additional financing or refinancing as may be required, and ultimately to attain profitable operations. Management is continuing its efforts to increase net sales and obtain additional funds so that the Company can meet its obligations and sustain operations.

2.   MERGER TRANSACTION

         On March 31, 2000, EG Acquisitions Corporation, a Nevada corporation, the wholly owned sole subsidiary of the Company merged (the "Merger") with and into booktech.com, inc., a Massachusetts corporation ("booktechMass"), pursuant to an Agreement and Plan of Merger dated March 31, 2000 (the "Merger Agreement"). Following the Merger, the business to be conducted by the Company was the business conducted by booktechMass prior to the Merger. In conjunction with the Merger, the Company which was formerly known as Ebony & Gold Ventures, Inc., changed its name to "booktech.com, inc."

         Pursuant to the terms of the Merger Agreement, the Company issued 7,520,690 shares of its authorized but unissued common stock (the "Common Stock") and 1,100,000 shares of its authorized but unissued Series B Preferred Stock to the former stockholders of booktechMass in exchange for the 25,000 shares of common stock of booktechMass issued and outstanding as of the effective time of the Merger. Certain debt and accrued interest totaling $3,216,171 owed by booktechMass to related parties was converted into 2,135,301 shares of the Company's Series A Preferred Stock. The Company also sold to certain investors (the "Purchasers") 4,666,667 shares of its Common Stock for an aggregate purchase price of $7,000,000 including conversion of the notes payable and advances owed to Verus Investment Holdings. In addition, the Company purchased technology and a related patent application from Virtuosity Press LLC, a Delaware Limited Liability Company ("Virtuosity"), in exchange for 1,379,310 shares of its Common Stock.

         At the time of the Merger, the common and preferred shares issued to the former stockholders of booktechMass represented a majority of the Company's voting stock, enabling them to obtain voting and operating control of the Company. Accordingly, the Merger has been accounted for as a reverse acquisition as the stockholders of booktechMass received a larger portion of the voting interests in the combined enterprise. Therefore, for accounting purposes, booktechMass is deemed to have acquired the Company. Estimated costs of the Merger were $588,426, which have been reflected as a reduction to additional paid-in capital.

         Since the accounting applied differs from the legal form of the Merger, the Company's financial information for periods prior to the Merger represent the financial results of booktechMass.

           Pro Forma Disclosure (Unaudited) - The following table presents the unaudited pro forma results of operations for the three months ended March 31, 2000 and 1999 assuming the Merger had occurred on January 1, 1999, the beginning of the earliest period presented in the accompanying Condensed Consolidated Statements of Operations. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the Merger occurred at that date or of results which may occur in the future.


                                                                            (Unaudited)
                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                      2000              1999
                                                                   -------------    -----------

        Revenue..............................................    $      324,734   $     359,960
        Loss from operations.................................        (1,529,233)       (544,428)
        Net loss.............................................        (1,555,087)       (546,596)
        Net loss applicable to Common Stockholders...........        (1,619,146)       (610,655)

        Net loss per common share............................    $         (.09)  $        (.04)
        Shares used in computing net loss per common share...        18,566,667      17,062,529

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Unaudited Quarterly Condensed Consolidated Financial Statements - The Company, without audit, has prepared the accompanying condensed consolidated financial statements. In the opinion of management, these unaudited interim condensed consolidated financial statements furnished herein reflect all adjustments, which in the opinion of management are of a normal recurring nature, necessary to fairly state the Company and its subsidiary's financial position, cash flows and the results of operations for the periods presented and have been prepared on a basis substantially consistent with the audited financial statements at December 31,1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles for annual periods have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's annual financial statements for the fiscal year ended December 31, 1999 as reported on Form 8-K filed with the Securities and Exchange Commission on April 4, 2000.

         Principles of Consolidation - As described in Note 2, the Company completed a merger on March 31, 2000 that has been accounted for as a reverse acquisition. Accordingly, the Company's consolidated financial statements for periods prior to March 31, 2000 represent those of its subsidiary, booktechMass, which is considered to be the acquirer for accounting purposes. The consolidated balance sheets as of March 31, 2000 and financial statements for periods subsequent to March 31, 2000 include the accounts of the Company and its wholly owned subsidiary after the elimination of all significant intercompany balances.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Some of the areas where estimates are utilized include allowances for doubtful accounts and returns, certain accrued expenses, and the valuation allowance on deferred tax assets. Actual results could differ from those estimates.

         Concentration of Credit Risk and Major Customer Information - Financial instruments that potentially expose the Company to concentrations of credit risk include cash and accounts receivable. The Company performs ongoing credit evaluations of its customers and does not require collateral. In addition, the Company maintains allowances for potential credit losses, and such losses, in the aggregate, have not exceeded management expectations. One customer accounted for 70% and 65% of net sales for the three-month periods ended March 31, 2000 and 1999, respectively. This same customer accounted for 54% and 77% of the accounts receivable at March 31, 2000 and December 31, 1999, respectively.

                  Cash and Equivalents - Cash and equivalents include cash on hand, cash deposited with banks and highly liquid debt securities with remaining maturities of ninety days or less when purchased.

         Property and Equipment - Property and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the various classes of assets or lease terms, whichever is shorter. Ranges of useful lives are as follows:
                                                                 Years
                                                                 ------

                  Furniture and fixtures                           7
                  Office and computer equipment                    5
                  Leasehold improvements                          1-5
                  Computer software                                3

         The cost and related accumulated amortization of leased office and computer equipment, which have been capitalized, aggregate $109,000 and $6,700 at March 31, 2000, respectively.

         Impairment of Long-Lived Assets - Recoverability of long-lived assets is determined periodically by comparing the forecasted, undiscounted net cash flows of the operations to which the assets relate to their carrying amounts, including associated intangible assets of such operations.

         Revenue Recognition - Revenue is recognized at the time of shipment. The Company has established programs which, under specified conditions, enable customers to return products. The Company provides an allowance for estimated sales returns based upon historical data.

         Advertising - Advertising costs are expensed as incurred.

         Stock-Based Compensation - The Company accounts for stock options to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

         Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

         Income Taxes - The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         The Company records a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and when temporary differences become deductible. The Company considers, among other available information, uncertainties surrounding the recoverability of deferred tax assets, scheduled reversals of deferred tax liabilities, projected future taxable income, and other matters in making this assessment.

         Comprehensive Income - Comprehensive income (loss) was equal to net income (loss) for each period presented.

         Earnings Per Share - The Company computes basic and diluted earnings
    (loss) per share in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

         Basic and diluted loss per common share are the same for all periods presented, as potentially dilutive stock options of 344,828 in 2000 (none in 1999) have been excluded from the calculation as their effect is antidilutive.

         Future Adoption of Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which the Company is required to adopt effective January 1, 2001. SFAS No. 133 will require the Company to record all derivatives on the balance sheets at fair value. The impact of SFAS No. 133 on the Company's financial statements will depend on a variety of factors, including future interpretative guidance from the FASB and the future level of derivative instruments and hedging activities. The Company is currently evaluating the effects from adopting SFAS No. 133 to its financial statements.

         Reclassifications - Certain reclassifications have been made to the 1999 amounts to conform to the 2000 presentation.

         Supplemental Cash Flow Information - The following table sets forth certain supplemental cash flow information for the three-month periods ended March 31, 2000 and 1999:


                                                                                              2000        1999
                                                                                           ----------    -------
         Cash paid during the period for interest...............................          $    --         $ 1,290

         Non-Cash Financing Activities
           Conversion of related party loans and accrued interest into
             preferred stock....................................................          $ 3,216,171         --
           Acquisition of technology and related patent application with the
             issuance of Common Stock...........................................            2,068,965         --
           Costs incurred in conjunction with the reverse merger................              588,426         --
           Conversion of Verus Investment Holdings notes payable, advances
             and related accrued interest into Common Stock.....................            2,024,537         --
           Stock-based compensation.............................................              417,242         --
           Liabilities forgiven by the former officers of Ebony & Gold Ventures,
             Inc. in conjunction with the reverse merger........................               17,564         --



4.       LONG-TERM DEBT

         Long-term debt consisted of the following at:
                                                                           March 31,      December 31,
                                                                             2000            1999
                                                                           ---------      ------------

             Advance under line of credit...........................       $  95,539      $   95,539
             Small Business Administration loans....................          94,818          94,818
             Supplier equipment promissory note.....................         231,254         231,254
             Capital lease obligations..............................         103,987         108,051
             Ford Motor Credit Company..............................          20,424              --
             Versus Capital notes payable...........................              --         500,000
                                                                           ---------       ---------
                                                                             546,022       1,029,662
                    Less current portion                                    (445,837)       (437,838)
                                                                           ---------      ----------
               Long-term debt                                              $ 100,185      $  591,824
                                                                           =========      ==========


         Line of Credit - The Company has a revolving line of credit which allows borrowings up to $100,000. Interest is charged at the bank's prime rate (8.5% at March 31, 2000 and December 31, 1999) plus 2%, and borrowings outstanding are collateralized by substantially all of the Company's tangible assets. The line of credit expires on December 4, 2000. In April 2000, the Company repaid the line in full, including the related accrued interest, with the proceeds from the sale of Common Stock issued in conjunction with the Merger.

         Small Business Administration Loans - On December 14, 1996, the Company obtained three Small Business Administration ("SBA") loans in the amounts of $30,200, $30,200 and $42,300, which are due on December 14, 2011 and have monthly payments of $231, $231 and $323, respectively, including interest at 4%, collateralized by the assets of the Company and guaranteed by a Company shareholder (subordinated to the line of credit). The SBA loans prohibit the Company, without prior written consent from the SBA, from repurchasing capital stock, declaring or paying any dividends or consolidating or merging with another company. The Company did not obtain SBA approval prior to its purchase of treasury stock during the year ended July 31, 1998 and, as such, is in violation of the terms of the SBA loans. Accordingly, such loans have been classified and included within current long-term debt in the accompanying consolidated balance sheets at March 31, 2000 and December 31, 1999. In April 2000, the Company repaid the line in full, including the related accrued interest, with the proceeds from the sale of Common Stock issued in conjunction with the Merger.

         Equipment Supplier Promissory Note - On April 15, 1999, the Company converted $406,940 of amounts due to an equipment supplier into a promissory note due December 15, 1999. Monthly payments are $47,940, which includes interest at 14.5%. The promissory note is collateralized by substantially all of the assets of the Company (subordinated to the line of credit). At December 31, 1999, the Company was in default of the promissory note. Accordingly, the note has been classified and included within current long-term debt in the accompanying consolidated balance sheets at March 31, 2000 and December 31, 1999. In April 2000, the Company repaid the note, including the related accrued interest, with the proceeds from the sale of Common Stock issued in conjunction with the Merger.

         Capital lease obligations - The Company leases certain equipment under noncancelable leases expiring at various dates through 2004. At March 31, 2000, future minimum lease payments (excluding interest) totaled $103,987, of which $19,189 is due within the next twelve (12) months and included within current long-term debt in the accompanying consolidated balance sheets at March 31, 2000.

         Ford Motor Credit Company - On March 2, 2000, the Company financed the purchase of a motor vehicle. The loan is due in 48 monthly installments of $435, including interest at an annual rate of 0.9%, with a final maturity on April 15, 2004.

         Purchasers' Notes Payable - On December 3 and 20, 1999, the Company obtained two promissory notes from the Purchasers including Verus Investment Holdings of the 4,666,667 shares in the amounts of $250,000 each, bearing an annual interest rate of 8%. Subsequent to December 31, 1999, the Purchasers loaned an additional $1.5 million to the Company. The entire principal and accrued interest was converted into the Company's Common Stock on March 31, 2000 in conjunction with the Merger. Accordingly, the $500,000 note has been classified as a long-term liability at December 31, 1999.

5.  TRANSACTIONS WITH RELATED PARTIES

         Stockholders' Notes Payable - The Company has been financed principally by loans from stockholders. In conjunction with the Merger on March 31, 2000, a total of $2,815,000 in loans from stockholders plus the related accrued interest of $401,171 (including $57,858 and $210,734 expensed during the years ended December 31, 2000 and 1999, respectively) were converted into 2,135,301 shares of Series A preferred stock.

         On March 31, 2000, the Company received $317,951 in advances from a shareholder. The $317,951 was repaid on April 3, 2000 following completion of the Merger.

         On April 7, 2000, the Company repaid $148,123 in principal and accrued interest on loans from stockholders using a portion of the proceeds received from the sale of the Common Stock in conjunction with the Merger.

Safe Harbor Statement

     Certain statements in this Form 10-QSB, including information set forth under Item 2 Management's Discussion and Analysis contains trend analysis and other "forward-looking statements." These statements relate to future events or other future financial performance, and are identified by terminology such as "may", "will", "should", "expects", "anticipates", "plans", "intends", believes", "estimates", or "continues" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results could differ materially from those set forth in the forward-looking statements. Moreover, this discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements for the periods specified and the associated notes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

     As described in Note 2 to the Condensed Consolidated Financial Statements, the accounting applied in the Merger of booktech.com, inc., a Nevada corporation (the "Company") and booktech.com, inc. a Massachusetts corporation ("booktechMass") differs from the legal form. As the transaction as been accounted for as a reverse acquisition, the historical financial results of the Company are those of booktechMass.

         The Company is a digital and on-demand publisher of custom textbooks, also known as coursepacks, which are distributed primarily through college bookstores. The Company is subject to a number of risks similar to those of other companies in an early stage of development. Principal among these risks are dependencies on key individuals, competition from other substitute products and larger companies, the successful development and marketing of its products and the need to obtain adequate additional financing necessary to fund future operations.

Results of Operations - Three Months Ended March 31, 2000 and 1999

        Net sales were $324,734 in 2000 compared to $359,960 in 1999 as higher returns and allowances in 2000 offset an approximate 10% growth in gross sales. The higher returns and allowance expense was due to tighter enforcement of the Company's 90-day return policy. Returns and allowances are expected to return to a more normal level in the future. The 10% growth in gross sales was due to the Company's high customer retention rate and to new business. Sales to one customer, Barnes & Noble College Bookstores, Inc., accounted for approximately 70% and 65% of the total net sales in 2000 and 1999, respectively. No other single customer represented 10% or more of sales during 2000 or 1999.

        Cost of sales were $483,372, or 148.9% of net sales, in 2000 compared to $446,526, or 124.0% of net sales, in 1999. The higher cost of sales percentage in 2000 was primarily due to an increase in certain fixed production costs as the Company expands its capacity in anticipation of increased sales levels, and to higher average copyright fees due to the mix of coursepacks sold.

       Selling and marketing expenses increased to $42,961 in 2000 from $12,694 in 1999 as management builds market share in higher education and continues to research and identify new markets for the Company's products.

      General and administrative expenses (excluding stock-based compensation costs) increased to $910,392 in 2000 from $445,168 in 1999 due to additional investments: (1) to develop and launch the Company's e-commerce portal to meet the demand for customized learning materials; and (2) to expand the Company's digital library of educational content.

       Stock-based compensation costs of $417,242 in 2000 relate to general and administrative activities, and primarily represent the excess of the fair value of the Company's common stock (the "Common Stock") over the exercise price of certain stock option grants awarded in conjunction with the Merger. There were no stock-based compensation costs in 1999.

       Interest expense increased to $83,712 in 2000 from $41,379 in 1999 due to higher average borrowing levels and an increase in the prime interest rate. Since virtually all of the accrued interest expense due to related parties was converted into Common Stock in conjunction with the Merger, most of the interest expense during the three months ended March 31, 2000 and 1999 will not require an outlay of cash.

        The net loss increased to $1,612,945 in 2000 from $585,807 in 1999, primarily due to investments to position the Company for future growth and to the stock-based compensation costs.

Financial Condition, Liquidity and Capital Resources

        From inception through March 31, 2000, the Company incurred cumulative net losses of $7,291,659, including $1,612,945 during the three months ended March 31, 2000. The Company has historically experienced cash flow difficulties primarily because its expenses have exceeded its revenues.

     To meet its financing needs, the Company has primarily depended upon loans from stockholders and Directors and sales of its Common Stock. Other sources of financing have included bank debt and credit from suppliers. The Company has generally not been in compliance with the provisions contained in certain of its long-term debt agreements, and accordingly, the amounts outstanding under these agreements have generally been classified as a current liability. As such, the Company has generally operated from a negative working capital position. At December 31, 1999, the Company's current liabilities of $5,438,929 exceeded its current assets by $5,127,710.

     In conjunction with the Merger, the Company (1) refinanced $2,815,000 of stockholder and director loans plus $401,171 in related accrued interest with the issuance of 2,135,301 shares of Series A Preferred Stock; (2) purchased new technology and a related patent application with the issuance of 1,379,310 shares of Common Stock; and (3) sold 4,666,667 shares of Common Stock for a net purchase price of $6,411,574 including conversion of the notes payable and advances owed to Verus Investment Holdings. After giving effect to these transactions, the Company had a cash balance of $5,033,132 and a positive working capital of $2,823,626 at March 31, 2000.

     In April 2000, the Company repaid $906,670 in outstanding debt, plus accrued interest, using a portion of the proceeds received from the sale of the Common Stock. The repayments included $466,074 of principal and accrued interest due to related parties.

     Management believes the $5,911,574 in net proceeds from the issuance of the Common Stock will be adequate to fund the Company's operations for at least the next twelve (12) months. In addition, the Company has an available line of credit of $100,000, which expires on December 4, 2000.

     Unless the Company can generate a significant level of on-going revenue and attain adequate profitability in the near-term, it will be necessary to seek additional sources of equity or debt financing. Although the Company has been successful in raising past financing, there can be no assurance that any additional financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing when needed will have a material adverse effect on the Company, requiring the Company to significantly curtail or possibly cease its operations. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then existing stockholders.

Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133 are effective for periods beginning after June 15, 2000. The Company is currently evaluating the effect, if any, SFAS No. 133 will have on the Company's financial position and its results of operations. The Company will adopt this accounting standard on January 1, 2001, as required.

                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     In conjunction with the Merger, the Company sold 4,666,667 shares of its Common Stock at $1.50 per share pursuant to Section 4(2) of the Securities Act of 1933, as amended, for a net purchase price of $6,411,574 including conversion of the notes payable and advances owed to Verus Investment Holdings. The Purchasers also received warrants to purchase an additional 833,333 shares of the Company's Common Stock at an exercise price of $1.50 per share. The net proceeds from the sale will be used for working capital and general corporate or other purposes as the Company may determine from time to time in its discretion.

     In addition, in connection with the Merger, the Company purchased technology and a related patent application from Virtuosity Press LLC, a Delaware Limited Liability Company, in exchange for 1,379,310 shares of the Company's Common Stock.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         11.1         Computation of Net Loss Per Common Share
         27.1         Financial Data Schedules

(b)      Reports on Form 8-K

                  The registrant filed a report on Form 8-K on April 4, 2000, which reported that EG Acquisitions Corporation, a Nevada corporation, a wholly owned subsidiary of the Company, merged with and into booktechMass, pursuant to an Agreement and Plan of Merger dated March 31, 2000 between EG Acquisitions Corporation, the Company, and booktechMass. Following the Merger, the business of the Company was the business conducted by booktechMass prior to the Merger. In conjunction with the Merger, the Company changed its name to "booktech.com, inc."

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 31, 2000                                       booktech.com, inc.

                                                   /S/ TED BERNHARDT
                                                   ----------------------------
                                                       Ted Bernhardt
                                                       Chief Financial Officer
                                                       (Principal Financial and
                                                       Accounting Officer)

                                 EXHIBIT INDEX

Exhibit         Description
-------         -----------

11.1            Computation of Net Loss Per Common Share
27.1            Financial Data Schedules