Form 10QSB/A
period 2000-03-31
BOOKTECH COM INC
filed 2000-08-11
CIK 1090309

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   -----------

                                   FORM 10-QSBA/1


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

                               Commission File Number: 000-26903

                               booktech.com, inc.
                        -------------------------------------
                (Exact name of registrant as specified in its charter)

               Nevada                                         88-0409153
             ----------                                      ------------
   (State or other jurisdiction of                     (IRS Employer ID. No.)
    incorporation or organization)

   42 Cummings Park, Woburn, Massachusetts                       01801
   ----------------------------------------                     --------
   (Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code:   (781) 933-5400

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


                              INDEX TO FORM 10-QSB A/1


PREFATORY STATEMENT


PART I.   FINANCIAL INFORMATION

ITEM 1--Financial Statements:
        Condensed Consolidated Statements of Operations for the Three
                Months Ended March 31, 2000 and 1999 (As Restated)..............  3
        Condensed Consolidated Balance Sheets as of March 31, 2000 and
                December 31, 1999(As Restated)..................................  4
        Condensed Consolidated Statements of Cash Flows for the Three
                Months Ended March 31, 2000 and 1999 (As Restated)..............  5
        Notes to Condensed Consolidated Financial Statements....................  6

ITEM 2--Management's Discussion and Analysis.................................... 12


PART II.   OTHER INFORMATION

ITEM 2--Changes in Securities and Use of Proceeds............................... 14

ITEM 4--Submission of Matters to A Vote of Security Holders .................... 14

ITEM 6--Exhibits and Reports on Form 8-K........................................ 14

Signatures...................................................................... 15

Exhibit Index................................................................... 16





                              Prefatory Statement
                               to Form 10-QSB A/1
             Amending Form 10-QSB for quarter ended March 31, 2000



         This interim Report on Form 10-QSB/A is being filed as a result of the Company's (as defined herein) restatement of its Condensed Consolidated Financial Statements for the three months ended March 31, 2000 and 1999 and as of March 31, 2000 as are fully discussed in Note 8 to the Condensed Consolidated Financial Statements.





PART I.   FINANCIAL INFORMATION


                        booktech.com, inc. and Subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                             2000 (1)          1999 (1)
                                                                          --------------    -----------

Net sales...............................................................  $   324,734       $  359,960

Cost of sales...........................................................      483,372          422,146
                                                                          -----------      -----------

          Gross margin..................................................     (158,638)         (62,186)


Operating expenses:

  Selling, Marketing, and General and Administrative (excluding stock-based
      compensation costs of $417,242 in 2000)...........................      960,836          292,849

  Stock-based compensation..............................................      417,242               --
                                                                          -----------      -----------

          Total operating expenses......................................    1,378,078          292,849
                                                                          -----------      -----------

Loss from operations....................................................   (1,536,716)        (355,035)

Interest expense to related parties.....................................       57,858           40,169
Other interest expense..................................................       25,854            1,210
                                                                          -----------      -----------
          Total interest expense........................................       83,712           41,379
                                                                          -----------      -----------

Net loss................................................................  $(1,620,428)     $  (396,414)
                                                                          ===========      ===========

Net loss per share - basic and diluted..................................  $      (.21)     $      (.07)
                                                                                 ====             ====

Shares used in computing basic and diluted net loss per share...........    7,643,423        6,016,552
                                                                            =========        =========




(1) Restated. See Note 8.



       See Notes to Unaudited Condensed Consolidated Financial Statements.

                        booktech.com, inc. and Subsidiary

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)



                                                                     March 31, 2000(1)   December 31, 1999
                                                                     --------------      ------------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents......................................     $   5,033,132         $   82,753
 Accounts receivable, less allowance for returns of $68,610 in
     2000 and $91,700 in 1999...................................           167,976            228,466
Other current assets............................................             6,286                 --
                                                                     -------------         ----------
     Total current assets.......................................         5,207,394            311,219

PROPERTY AND EQUIPMENT, at cost.................................           848,990            808,298
Accumulated depreciation........................................           (99,865)           (73,928)
                                                                     -------------        -----------
     Property and equipment, net................................           749,125            734,370

ACQUIRED TECHNOLOGY AND PATENT APPLICATION                               2,068,965                 --
DEPOSITS .......................................................            25,200             25,200
                                                                     -------------        -----------
     TOTAL   ...................................................     $   8,050,684        $ 1,070,789
                                                                     =============        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
 Current portion of loans from related parties..................    $      456,276        $ 2,953,759
 Current portion of other long-term debt........................           445,837            437,838
 Accounts payable...............................................           820,435          1,282,385
 Accrued merger costs...........................................           187,426                 --
 Accrued interest expense to related parties....................             9,798            354,130
 Other accrued expenses.........................................           483,880            410,817
                                                                     -------------        -----------
     Total current liabilities..................................         2,403,652          5,438,929


LONG-TERM DEBT..................................................           100,185            591,824
OTHER LONG-TERM LIABILITIES.....................................           135,000            146,250


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
 Convertible preferred stock, Series A..........................               897                --
 Convertible preferred stock, Series B..........................               462                --
 Common stock...................................................             7,798             760,000
 Additional paid-in capital.....................................        12,701,832                --
 Treasury stock.................................................                --            (187,500)
 Accumulated deficit............................................        (7,299,142)         (5,678,714)
                                                                     -------------         -----------
     Total stockholders' equity  (deficiency)...................         5,411,847          (5,106,214)
                                                                     -------------         -----------
     TOTAL   ...................................................       $ 8,050,684         $ 1,070,789
                                                                     =============         ===========



(1) Restated. See Note 8



       See Notes to Unaudited Condensed Consolidated Financial Statements.

                        booktech.com, inc. and Subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                               Three Months Ended March 31,
                                                                               -----------------------------
                                                                                 2000 (1)           1999 (1)
                                                                               ------------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.................................................................     $ (1,620,428)      $   (396,414)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization........................................            25,937             10,171
   Stock-based compensation.............................................           417,242                 --
   Related party interest expense satisfied by issuing Convertible
     Preferred Stock, Series A..........................................            56,839                 --
Change in assets and liabilities:
     Accounts receivable ...............................................            60,490             31,414
     Other current assets...............................................            (6,286)            (5,622)
     Deposits...........................................................                --             (1,200)
     Accounts payable...................................................          (461,950)          (123,383)
     Accrued expenses to related parties................................                --             38,879
     Other accrued expenses.............................................            86,350             19,513
                                                                              ------------        -----------
               Total adjustments........................................           178,622            (30,228)
                                                                              ------------        -----------
               Net cash used in operating activities....................        (1,441,806)          (426,642)


CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property and equipment..............................           (20,268)              (615)
   Payment of merger costs..............................................          (401,000)                --
                                                                              ------------        -----------
            Net cash used in investing activities.......................          (421,268)              (615)
                                                                              ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from loans from related parties............................           317,951            460,000
    Repayments of loans to related parties..............................              (434)            (1,227)
    Proceeds from other debt financings.................................         1,500,000                 --
    Repayments of other debt financings.................................                --            (12,901)
    Decrease in long-term debt obligation...............................            (4,064)                --
    Net proceeds from issuance of common stock..........................         5,000,000                 --
                                                                              ------------        ------------
           Net cash provided from financing activities..................         6,813,453             445,872
                                                                              ------------        ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS...............................         4,950,379              18,615

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........................            82,753              16,413
                                                                              ------------        ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD................................      $  5,033,132        $     35,028
                                                                              ============        ============



(1) Restated. See Note 8.




       See Notes to Unaudited Condensed Consolidated Financial Statements.

                        booktech.com, inc. and Subsidiary


         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.       NATURE OF BUSINESS AND BASIS OF PRESENTATION


           Nature of Business - booktech.com, inc., a Nevada corporation (the"Company"), is a digital and on-demand publisher of custom textbooks, also known as coursepacks, which are distributed primarily through college bookstores. The Company is organized as one segment reporting to the chief operating decision-maker.



         Basis of Presentation - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred net losses of $1,620,428 and $396,414 in the three-month periods ended March 31, 2000 and 1999, respectively. Prior to the merger, as defined in Note 2, the Company's operating losses and working capital needs were funded principally by loans from its stockholders. The Company expects that it will continue to incur losses as it continues its activities pursuant to the current business plan, particularly those related to sales, marketing and content development. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.


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


         Pursuant to the terms of the Merger Agreement the merger involved the following transactions: (a) the Company issued 7,520,690 shares of its authorized but unissued common stock (the "Common Stock") and 1,100,000 shares of its authorized but unissued Series B Preferred Stock to the former stockholders of booktechMass in exchange for the 25,000 shares of common stock of booktechMass issued and outstanding as of the effective time of the Merger, (b) Certain debt and accrued interest totaling $3,216,171 owed by booktechMass to related parties was converted into 2,135,301 shares of the Company's Series A Preferred Stock, (c) the Company sold to certain investors (the "Purchasers") 4,666,667 shares of its Common Stock and Warrants to purchase 833,333 shares of Common Stock for an aggregate purchase price of $7,000,000 including conversion of the notes payable, advances and accrued interest owed to Verus International Ltd. The Company received net cash proceeds of 5,000,000 from this transaction, and
     (d) the Company purchased technology and a related patent application from Virtuosity Press LLC, a Delaware Limited Liability Company ("Virtuosity"), in exchange for 1,379,310 shares of its Common Stock.



         At the time of the Merger, the common and preferred shares issued to the former stockholders of booktechMass represented a majority of the Company's voting stock, enabling them to continue having voting and operating control of the Company. Accordingly, the Merger has been accounted under the purchase method as a reverse acquisition as the stockholders of booktechMass received a larger portion of the voting interests in the combined enterprise. Therefore, for accounting purposes, booktechMass is deemed to have acquired the Company. Estimated costs of the Merger were $588,426, which have been reflected as a reduction to additional paid-in capital.



          The Company is obligated to file a registration statement to register 6,030,504 shares of common stock by July 31, 2000 and an additional registration statement to register 1,398,077 shares of common stock within six (6) months of the effective date of the first registration statement or within 30 days of the exercise, in whole or in part, by Verus Investment Holdings Ltd. of its warrant to purchase 833,333 shares of Common Stock.

         Since the accounting applied differs from the legal form of the Merger, the Company's financial information for periods prior to the Merger represent the financial results of booktechMass.

           Pro Forma Disclosure - The following table presents the unaudited pro forma results of operations for the three months ended March 31, 2000 and 1999 assuming the Merger had occurred on January 1, 1999, the beginning of the earliest period presented in the accompanying Unaudited Condensed Consolidated Statements of Operations. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the Merger occurred at that date or of results which may occur in the future.


                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                      2000              1999
                                                                   -------------    -----------

        Net sales............................................    $      324,734   $     359,960
        Loss from operations.................................        (1,536,716)       (355,035)
        Net loss.............................................        (1,562,570)       (357,203)
        Net loss applicable to Common Stockholders...........        (1,626,629)       (421,262)

        Net loss per common share............................    $         (.09)  $        (.02)
        Shares used in computing net loss per common share...        18,566,667      17,062,529


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         Unaudited Quarterly Condensed Consolidated Financial Statements - The Company, has prepared the accompanying Unaudited Condensed Consolidated Financial Statements. In the opinion of management, the Unaudited Condensed Consolidated Financial Statements furnished herein reflect all adjustments, which in the opinion of management are of a normal recurring nature, necessary to fairly state the Company's financial position, cash flows and the results of operations for the periods presented and have been prepared on a basis substantially consistent with the audited financial statements as of and for the five month period ended December 31,1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for annual periods have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's annual financial statements included in a Form 8-K filed with the Securities and Exchange Commission on April 4, 2000.



         Principles of Consolidation - As described in Note 2, the Company completed a merger on March 31, 2000 that has been accounted for as a reverse acquisition. Accordingly, the Company's consolidated financial statements for periods prior to March 31, 2000 represent those of its subsidiary, booktechMass, which is considered to be the acquirer for accounting purposes. The condensed consolidated balance sheet as of March 31, 2000 includes the accounts of the Company and its wholly owned subsidiary after the elimination of all significant intercompany balances.


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


         Concentration of Credit Risk and Major Customer Information - Financial instruments that potentially expose the Company to concentrations of credit risk include cash and accounts receivable. The Company performs ongoing credit evaluations of its customers and does not require collateral. In addition, the Company maintains allowances for potential credit losses, and such losses, in the aggregate, have not exceeded management expectations. One customer accounted for 49% and 65% of net sales for the three-month periods ended March 31, 2000 and 1999, respectively. This same customer accounted for 54% and 77% of the accounts receivable at March 31, 2000 and December 31, 1999, respectively.


                  Cash and Cash Equivalents - Cash and cash equivalents include cash on hand, cash deposited with banks and highly liquid debt securities with remaining maturities of ninety days or less when purchased.


         Property and Equipment - Property and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the various classes of assets or lease terms, whichever is shorter. Estimated useful lives are as follows:
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


         The cost and related accumulated amortization of leased office and computer equipment, which have been capitalized, aggregated $109,000 and $6,700, respectively at March 31, 2000.


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


         Stock-Based Compensation - The Company accounts for stock options granted to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."


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

         Income Taxes - The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rate is recognized in income in the period that includes the enactment date.

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

         Basic and diluted loss per common share are the same for all periods presented, as potentially dilutive stock options of 367,433 in 2000 (none in 1999) have been excluded from the calculation as their effect is antidilutive.


         Future Adoption of Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133 are effective for periods beginning after June 15, 2000. The Company is currently evaluating, and has not determined, the effect, if any, SFAS No. 133 will have on the Company's financial position and its results of operations. The Company will adopt this accounting standard on January 1, 2001, as required.



         On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements filed with the Securities and Exchange Commission. The Company is currently evaluating, and has not determined, the effect, if any, SAB No. 101 will have on The Company's financial position and its results of operations. The Company will adopt this accounting standard during the fourth quarter of 2000, as required.



         Reclassifications - Certain reclassifications have been made to the 1999 amounts to conform to the 2000 presentation.

         Supplemental Cash Flow Information - The following table sets forth certain supplemental cash flow information for the three-month periods ended March 31, 2000 and 1999:



                                                                                              2000        1999
                                                                                           ----------    -------
         Cash paid during the period for interest...............................          $    --         $ 1,290

         Non-Cash Activities
           Conversion of related party loans and accrued interest into
             preferred stock....................................................          $ 3,216,171         --
           Acquisition of technology and related patent application with the
             issuance of Common Stock...........................................            2,068,965         --
           Equipment acquired through the issuance of a note payable............               20,424         --
           Costs incurred in conjunction with the reverse merger................              187,426         --
           Conversion of Verus International Ltd. notes payable, advances
             and related accrued interest into Common Stock.....................            2,024,537         --
           Stock-based compensation.............................................              417,242         --
           Liabilities to the former officers of Ebony & Gold Ventures,
             Inc. forgiven in conjunction with the reverse merger...............               17,564         --


4.       LONG-TERM DEBT

         Long-term debt consisted of the following at:
                                                                           March 31,      December 31,
                                                                             2000            1999
                                                                           ---------      ------------
             Advance under line of credit...........................       $  95,539      $   95,539
             Small Business Administration loans....................          94,818          94,818
             Supplier equipment promissory note.....................         231,254         231,254
             Capital lease obligations..............................         103,987         108,051
             Ford Motor Credit Company..............................          20,424              --
             Purchasers Capital notes payable.......................              --         500,000
                                                                           ---------       ---------
                                                                             546,022       1,029,662
                    Less current portion                                    (445,837)       (437,838)
                                                                           ---------      ----------
               Long-term debt                                              $ 100,185      $  591,824
                                                                           =========      ==========


         Line of Credit - The Company has a revolving line of credit which allows borrowings up to $100,000. Interest is charged at the bank's prime rate (8.5% at March 31, 2000 and December 31, 1999) plus 2%, and borrowings outstanding are collateralized by substantially all of the Company's tangible assets. In April 2000, the Company repaid the line in full, including the related accrued interest, with the proceeds from the sale of Common Stock issued in conjunction with the Merger. The line of credit was then cancelled.


         Small Business Administration Loans - On December 14, 1996, the Company obtained three Small Business Administration ("SBA") loans in the amounts of $30,200, $30,200 and $42,300, which are due on December 14, 2011 and have monthly payments of $231, $231 and $323, respectively, including interest at 4%, collateralized by the assets of the Company and guaranteed by a Company shareholder (subordinated to the line of credit). The SBA loans prohibit the Company, without prior written consent from the SBA, from repurchasing capital stock, declaring or paying any dividends or consolidating or merging with another company. The Company did not obtain SBA approval prior to its merger with Ebony & Gold Ventures, Inc. and its purchase of treasury stock during the year ended July 31, 1998 and, as such, is in violation of the terms of the SBA loans. Accordingly, such loans have been classified and included within current long-term debt in the accompanying consolidated balance sheets at March 31, 2000 and December 31, 1999. In April 2000, the Company repaid the SBA Loan, including the related accrued interest, with the proceeds from the sale of Common Stock issued in conjunction with the Merger.


         Equipment Supplier Promissory Note - On April 15, 1999, the Company converted $406,514 of amounts due to an equipment supplier into a promissory note due December 15, 1999. Monthly payments are $47,940, which includes interest at 14.5%. The promissory note is collateralized by substantially all of the assets of the Company (subordinated to the line of credit). At December 31, 1999, the Company was in default of the promissory note. Accordingly, the note has been classified and included within current long-term debt in the accompanying consolidated balance sheets at March 31, 2000 and December 31, 1999. In April 2000, the Company repaid the note, including the related accrued interest, with the proceeds from the sale of Common Stock issued in conjunction with the Merger.


         Capital lease obligations - The Company leases certain equipment under noncancelable leases expiring at various dates through 2004. At March 31, 2000, future minimum lease payments (excluding interest) totaled $103,987, of which $19,189 is due within the next twelve (12) months and included within current long-term debt in the accompanying condensed consolidated balance sheet at March 31, 2000.


         Ford Motor Credit Company - On March 2, 2000, the Company financed the purchase of a motor vehicle. The loan is due in 48 monthly installments of $435, including interest at an annual rate of 0.9%, with a final maturity on April 15, 2004.

         Purchasers' Capital Notes Payable - On December 3 and 20, 1999, the Company obtained two promissory notes in the amounts of $250,000 each, bearing an annual interest rate of 8%, from the Purchasers, including Verus International Ltd., of the 4,666,667 shares of the Company's Common Stock. Subsequent to December 31, 1999, the Purchasers loaned an additional $1.5 million to the Company. The entire principal and accrued interest was converted into the Company's Common Stock on March 31, 2000 in conjunction with the Merger. In the event the merger did not occur, the note and related accrued interest were convertible into the Company's Common Stock. Accordingly, the $500,000 note was classified as a long-term liability at December 31, 1999.




5.  STOCKHOLDERS' EQUITY (DEFICIENCY)



         Common Stock -- At March 31, 2000, the Company had authorized 54,523,810 shares of $.00042 par value common stock, of which 18,566,667 shares were issued and outstanding and 5,000,000 shares are reserved for issuance pursuant to the Company's 2000 Stock Option Plan. At December 31, 1999, booktechMass had authorized 200,000 shares of no par value common stock, of which 28,000 shares were issued and 25,000 shares were outstanding.



         Preferred Stock -- At March 31, 2000, the Company had authorized 5,000,000 shares of Preferred Stock which is issuable in one or more series. At March 31, 2000, the Company had issued and outstanding 2,135,301 shares of $.00042 par value Series A Convertible Preferred Stock (the "Series A") with a liquidation preference of $3,216,171 and 1,100,000 shares of $.00042 par value Series B Convertible Preferred Stock (the "Series B") with a liquidation preference of $1,650,000. The liquidation preference on the Series A will be increased for any accrued, but unpaid, dividends.



         Holders of the Series A have the right and option to convert the preferred shares into shares of common stock at any time. The Series A is convertible into common stock at a rate of three and one-half (3 1/2) shares of Series A for one (1) share of common stock. This initial conversion rate is subject to future adjustment for stock splits, stock dividends, combinations and other similar events. The holders of the Series A are entitled to vote together with the holders of the common stock acting as a single class. Each set of three and one half (3 1/2) shares of Series A shall have one vote. Dividends on the Series A accrue at the rate of eight per cent (8%) of the liquidation preference per share per annum, and are payable annually in additional shares of common stock.



         The Series B is junior to the Series A. Within the first year of issuance, the holders of the Series B have the right to convert their shares into common stock at an initial rate of one (1) share of Series B for each share of common stock. This initial conversion rate will be adjusted for future stock splits, stock dividends, combinations or other similar events. All outstanding shares of Series B will automatically convert into the Company's common stock, at the applicable conversion rate, on March 31, 2001. The Series B holders are entitled to vote together with the holders of the common stock acting as a single class and each share of Series B shall have six (6) votes. The Series B has no dividend rights.



         Warrants -- In connection with the Merger (Note 2), the Company issued 833,333 warrants to purchase 833,333 shares of the Company's common stock at $1.50 per share. The warrants are exercisable 120 days after the merger date (March 31, 2000) and expire on March 31, 2002.



         Stock Option Plan -- The Company's 2000 Stock Option Plan provides for the issuance of nonqualified and incentive stock options to employees, consultants and directors to purchase up to 5,000,000 shares of common stock at exercise prices not less than the fair market value at the date of grant as determined by the Company's Board of Directors. Options vest and become exercisable over a four year period and expire in ten years.



6.  COMMITMENTS



         In connection with the merger, (Note 2), the Company entered into a consulting arrangement with Verus International Ltd. The consulting agreement requires payments of $15,000 per month for a period of two years. The consulting agreement is terminable by either party for cause with five (5) days written notice. Additionally Verus International Ltd. may terminate the agreement without cause upon five days written notice.



7.  TRANSACTIONS WITH RELATED PARTIES



         Stockholders' Notes Payable - The Company has been financed principally by loans from stockholders. In conjunction with the Merger on March 31, 2000, a total of $2,815,000 in loans from stockholders plus the related accrued interest of $401,171 (including $57,858 and $210,734 expensed during the three months ended March 31, 2000 and the year ended December 31, 1999, respectively) were converted into 2,135,301 shares of Series A preferred stock.



         On March 31, 2000, the Company received $317,951 in advances from a shareholder. The $317,951 was repaid on April 3, 2000 following completion of the Merger.



         On March 31, 2000, the Company entered into a consulting arrangement with Verus International Ltd., one of its shareholders (Note 6.).



         On March 31, 2000, pursuant to the terms of the Merger Agreement, certain related party loans and accrued interest totaling $3,216,171 owed by the Company were converted into 2,135,301 shares of Series A Preferred Stock. The Company also sold to certain investors (the "Purchasers") 4,666,667 shares of its Common Stock and Warrants to purchase 833,333 shares of its Common Stock for an aggregate purchase price of $7,000,000 including conversion of the notes payable, advances and accrued interest owed to Verus International Ltd.


         On April 7, 2000, the Company repaid $148,123 in principal and accrued interest on loans from stockholders using a portion of the proceeds received from the sale of the Common Stock in conjunction with the Merger.





8.      RESTATEMENT

Subsequent to the issuance of the Company's condensed consolidated financial statements as of and for the three month periods ended March 31, 2000 and 1999, the Company's management determined that (1) the Company's acquisition of technology and a related patent application from Virtuosity, by issuing common stock of the Company to Virtuosity, should not have been recorded as a cash transaction in the Company's condensed consolidated statements of cash flows,
(2) certain expenses and other transactions were recorded in the incorrect period or were recorded under the incorrect financial statement captions and (3) the calculation of the weighted-average shares outstanding for the three month period ending March 31, 1999 was incorrect. As a result, the Company's condensed consolidated financial statements as of and for the three month periods ended March 31, 2000 and 1999 have been restated from the amounts previously reported to reflect the appropriate reporting of the aforementioned items. The significant effects of the restatement are as follows:





                                                                                3/31/2000                        3/31/1999
                                                                          As                                As
                                                                      Previously                        Previously
                                                                       Reported        As Restated        Reported      As Restated
                                                                       --------        -----------        --------      -----------
At March 31, 2000
      Property and equipment, net                                   $    736,724    $    749,125
      Other accrued expenses                                             463,996         483,880
      Convertible preferred stock, Series A                               21,353             897
      Additional paid-in-capital                                      12,681,376      12,701,832
      Accumulated deficit                                             (7,291,659)     (7,299,142)

For the three months ended March 31
      Cost of sales                                                      483,372         483,372       $  446,526      $  422,146
      Selling and marketing                                               42,961            --             12,694            --
      General and administrative (excluding
           stock-based compensation costs of $417,242 in 2000)           910,392            --            445,168            --
      Selling, marketing, general and administrative (excluding
           stock-based compensation costs of $417,242 in 2000)               --          960,836             --           292,849
      Loss from operations                                            (1,529,233)     (1,536,716)        (544,428)       (355,035)
      Net loss                                                        (1,612,945)     (1,620,428)        (585,807)       (396,414)
      Net loss per share - basic and diluted                                0.21            0.21             0.08            0.07

      Cash Flows from Operating Activities                            (1,430,556)     (1,441,806)        (426,641)       (426,642)
      Cash Flows from Investing Activities                            (2,510,657)       (421,268)            (615)           (615)
      Cash Flows from Financing Activities                             8,891,592       6,813,453          445,871         445,872

      Weighted-average shares outstanding                              7,643,423       7,643,423        6,896,552       6,016,552


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


Safe Harbor Statement

     Certain statements in this Form 10-QSBA/1, including information set forth under Item 2 Management's Discussion and Analysis contains trend analysis and other "forward-looking statements." These statements relate to future events or other future financial performance, and are identified by terminology such as "may", "will", "should", "expects", "anticipates", "plans", "intends", believes", "estimates", or "continues" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results could differ materially from those set forth in the forward-looking statements. Moreover, this discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements for the periods specified and the associated notes.



Overview

     As described in Note 2 to the Condensed Consolidated Financial Statements, the accounting applied in the Merger of booktech.com, inc., a Nevada corporation (the "Company") and booktech.com, inc. a Massachusetts corporation ("booktechMass") differs from the legal form. As the transaction has been accounted for as a reverse acquisition, the historical financial results of the Company are those of booktechMass.

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


        The Company's business is highly seasonable in nature. More than 75% of its revenues are generated in the third and fourth quarters of its fiscal year since that period includes the traditional educational publishing selling season. Operating losses have historically been greater in the first and second quarters during a period when publishing revenues are at their lowest levels. See Note 3 to the accompanying Unaudited Condensed Consolidated Financial Statements, "Concentration of Credit Risk and Major Customers Information."


Results of Operations - Three Months Ended March 31, 2000 and 1999

         Net Sales were $324,734 in 2000 compared to $359,960 in 1999. Lower net sales of $35,194 were principally due to lower volume associated with one customer, Barnes & Noble College Bookstores, which accounted for approximately 49% and 65% of the total net sales in 2000 and 1999, respectively. No other single customer represented 10% or more of sales during 2000 or 1999.


        Cost of sales were $483,372, or 148.9% of net sales, in 2000 compared to $422,146, or 117.3% of net sales, in 1999. The higher cost of sales percentage in 2000 was primarily due to an increase in certain fixed production costs as the Company expands its capacity in anticipation of increased sales levels, and to higher average copyright fees due to the mix of coursepacks sold.



         Selling, Marketing, and General and Administrative expenses (excluding stock-based compensation costs) increased to $960,836 from $292,849 in 1999 due to compensation and facility costs associated with the increase in the number of employees hired by the Company to: (1) attempt to build market share in higher education and research and identify new markets for the Company's products; (2) develop for launch the Company's e-commerce portal to meet the demand for customized learning materials; and (3) expand the Company's digital library of educational content.


       Stock-based compensation costs of $417,242 in 2000 represent the excess of the fair value of the Company's common stock (the "Common Stock") over the exercise price of certain stock option grants awarded in conjunction with the Merger. There were no stock-based compensation costs in 1999.

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


        The net loss increased to $1,620,428 in 2000 from $396,414 in 1999, primarily due to investments to position the Company for future growth and to the stock-based compensation costs.


Financial Condition, Liquidity and Capital Resources



     To meet its financing needs, the Company has primarily depended upon loans from stockholders and Directors and sales of its Common Stock. Other sources of financing have included bank debt and credit from suppliers. The Company has generally not been in compliance with the provisions contained in certain of its long-term debt agreements, and accordingly, the amounts outstanding under these agreements have been classified as a current liability. As such, the Company has generally operated from a negative working capital position.



     In conjunction with the Merger, the Company (1) refinanced $2,815,000 of stockholder and director loans plus $401,171 in related accrued interest with the issuance of 2,135,301 shares of Series A Preferred Stock; (2) purchased new technology and a related patent application with the issuance of 1,379,310 shares of Common Stock; and (3) sold 4,666,667 shares of Common Stock and Warrants to purchase 833,333 shares of its Common Stock for an aggregate purchase price of $7 million, including conversion of the notes payable and advances owed to Verus International Ltd. As a result, the Company had a cash balance of $5,033,132 and a positive working capital of $2,803,742 at March 31, 2000.


     In April 2000, the Company repaid $906,670 in outstanding debt, plus accrued interest, using a portion of the proceeds received from the sale of the Common Stock. The repayments included $466,074 of principal and accrued interest due to related parties.




     Unless the Company can generate a significant level of on-going revenue and attain adequate profitability in the near-term, it will be necessary to seek additional sources of equity or debt financing. Although the Company has been successful in raising financing in the past, there can be no assurance that any additional financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing when needed will have a material adverse effect on the Company, requiring the Company to significantly curtail or possibly cease its operations. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then existing stockholders.


Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133 are effective for periods beginning after June 15, 2000. The Company is currently evaluating, and has not determined, the effect, if any, SFAS No. 133 will have on the Company's financial position and its results of operations. The Company will adopt this accounting standard on January 1, 2001, as required.


         On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements filed with the Securities and Exchange Commission. The Company is currently evaluating, and has not determined, the effect, if any, SAB No. 101 will have on the Company's financial position and its results of operations. The Company will adopt this accounting standard during the fourth quarter of 2000, as required.



Restatement of Financial Statements

         Subsequent to the issuance of the Company's Condensed Consolidated Financial Statements as of and for the three month periods ended March 31, 2000 and 1999, the Company's management determined that (1) the Company's acquisition of technology and a related patent application from Virtuosity, by issuing common stock of the Company to Virtuosity, should not have beeen recorded as a cash transaction in the Company's Condensed Consolidated Statements of Cash Flows, (2) certain expenses and other transactions were recorded in the incorrect period or were recorded under the incorrect financial statement caption and (3) the calculation of the weighted-average shares outstanding for the three month period ending March 31, 1999 was incorrect. As a result, the Company's Condensed Consolidated Financial Statements as of and for the three month periods ended March 31, 2000 and 1999 have been restated from the amounts previously reported to reflect the appropriate reporting of the aforementioned items. The signficiant effects of the restatement are disclosed in Note 8 to the Condensed Consolidated Financial Statements.

                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


     In conjunction with the Merger, the Company sold 4,666,667 shares of its Common Stock at $1.50 per share pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Warrants to purchase 833,333 shares of Common Stock for an aggregate purchase price of $7 million including conversion of the notes payable and advances owed to Verus International Ltd. The Purchasers also received warrants to purchase an additional 833,333 shares of the Company's Common Stock at an exercise price of $1.50 per share. The proceeds from the sale will be used for working capital and general corporate or other purposes as the Company may determine from time to time in its discretion.


     In addition, in connection with the Merger, the Company purchased technology and a related patent application from Virtuosity Press LLC, a Delaware Limited Liability Company, in exchange for 1,379,310 shares of the Company's Common Stock.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



     At a Special Meeting of Stockholders of booktech on March 7, 2000 duly adjourned and reconvened on March 30, 2000, stockholders holding approximately 80% of the common shares outstanding approved the following matters: (i) a change of name from Ebony & Gold Ventures, Inc., to "booktech.com, inc."; (ii) the authorization of a class of Preferred Stock in such series and with such rights, privileges and preferences as the Board of Directors may determine from time to time; (iii) the increase of the number of the Company's authorized Directors to seven (7); and (iv) the Company's 2000 Stock Option Plan.



     Only stockholders of record at the close of business on February 25, 2000 (the "Record Date") were entitled to notice of and to vote at the Meeting.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:


         10.1         2000 Stock Option Plan (The Plan is incorporated by reference to the Schedule 14A
                         Proxy Statement filed by booktech on February 28, 2000)
         10.2         Oracle Software License and Services Agreement
         10.3         Oracle Time & Materials Contract Student Portal Development
         10.4         Oracle Time & Materials Contract FastForward ERP Development
         10.5         Oracle time & Materials Contract Professor Portal Development
         10.6         Consulting Agreement with Verus International Ltd.
         11.1         Computation of Net Loss Per Common Share
         27.1         Financial Data Schedules


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


                  The registrant filed a report on Form 8-K on May 15, 2000 which reported that the Company appointed Deloitte & Touche LLP as its independent auditors.



                  The registrant filed a report on Form 8-K on June 16, 2000 which reported that the purchase of a patent application with shares of the Company's common stock should not have been reported within the Unaudited Condensed Consolidated Statement of Cash Flows contained in the Company's Form 10-QSB for the period ending March 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



August 10, 2000                                    booktech.com, inc.


                                                   /S/ TED BERNHARDT
                                                   ----------------------------
                                                       Ted Bernhardt
                                                       Chief Financial Officer
                                                       (Principal Financial and
                                                       Accounting Officer)

                                 EXHIBIT INDEX

Exhibit         Description
-------         -----------


10.1            2000 Stock Option Plan (Incorporated by reference)


10.2            Oracle Software License and Service Agreement


10.3            Oracle Time and Materials Contract Student Portal Development


10.4            Oracle Time and Materials Contract Fast Foward ERP Development


10.5            Oracle Time and Materials Contract Professor Portal Development



10.6            Consulting Agreement with Verus International Ltd.

11.1            Computation of Net Loss Per Common Share
27.1            Financial Data Schedules