Form 10QSB
period 2000-06-30
BOOKTECH COM INC
filed 2000-08-15
CIK 1090309

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   -----------

                                   FORM 10-QSB

           [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2000

                                       or

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Transition Period From _____ To _____

                        Commission File Number: 000-26903

                               booktech.com, inc.
                               ------------------
        (Exact name of small business issuer as specified in its charter)

                 Nevada                                88-0409153
                 ------                                ----------
    (State or other jurisdiction of              (IRS Employer ID. No.)
     incorporation or organization)

                  42 Cummings Park, Woburn, Massachusetts 01801
                  ---------------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number, including area code:   (781) 933-5400



Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  X    No
            -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              Common Stock                    18,568,667 Shares
              ------------                    -----------------
            $.00042 Par Value           (Outstanding on August 10, 2000)
                        booktech.com, inc. and Subsidiary

                              INDEX TO FORM 10-QSB



PART I.   FINANCIAL INFORMATION

ITEM 1--Financial Statements:
                  Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2000
                       and 1999..........................................................................................   3
                  Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2000
                       and 1999..........................................................................................   4
                  Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999........................   5
                  Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000
                      and 1999...........................................................................................   6
                  Notes to Condensed Consolidated Financial Statements...................................................   7

ITEM 2--Management's Discussion and Analysis.............................................................................  14


PART II.   OTHER INFORMATION

ITEM 6--Exhibits and Reports on Form 8-K.................................................................................  17

Signatures...............................................................................................................  18

Exhibit Index............................................................................................................  19

PART I.   FINANCIAL INFORMATION

                        booktech.com, inc. and Subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                 Three Months Ended June 30,
                                                                             -----------------------------------
                                                                                 2000                    1999
                                                                             -----------              ----------

Net sales.................................................................  $    168,009             $    61,926


Cost of sales............................................................        351,043                 273,875
                                                                             -----------              ----------

          Gross margin...................................................       (211,949)               (183,034)

Operating expenses:

  Selling, marketing and general and administrative (excluding
       stock-based compensation costs of $12,750 in 2000)................      1,573,924                 416,866

  Stock-based compensation...............................................         12,750                      --
                                                                             -----------              ----------

          Total operating expenses.......................................      1,586,674                 416,866
                                                                             -----------              ----------

Loss from operations.....................................................     (1,769,708)               (628,815)

Interest expense to related parties......................................             --                  50,514
Other interest expense...................................................         14,497                   6,420
                                                                             -----------              ----------
          Total interest expense.........................................         14,497                  56,934
                                                                             -----------              ----------


Interest income..........................................................         26,679                     102
                                                                             -----------              ----------

Net loss.................................................................     (1,757,526)               (685,647)

Accrued dividends on preferred stock.....................................         64,771                      --
                                                                             -----------              ----------
Net loss applicable to common stockholders...............................  $  (1,822,297)           $   (685,647)
                                                                             ===========               =========

Net loss applicable to common stockholders per share - basic
     and diluted.........................................................  $       (0.10)           $      (0.11)
                                                                                  ======                  ======

Shares used in computing basic and diluted net loss per share..               18,567,326               6,016,552
                                                                              ==========               =========








            See Notes to Condensed Consolidated Financial Statements.

                        booktech.com, inc. and Subsidiary

                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                   Six Months Ended June 30,
                                                                             -----------------------------------
                                                                                 2000                    1999
                                                                             -----------              ----------

Net sales.................................................................  $    492,743            $    421,886

Cost of sales.............................................................       834,415                 696,021
                                                                             -----------              ----------
          Gross margin....................................................      (341,672)               (274,135)


Operating expenses:

 Selling, marketing and general and administrative (excluding
       stock-based compensation costs of $429,992 in 2000)................     2,534,760                 709,715

 Stock-based compensation.................................................       429,992                      --
                                                                             -----------              ----------

          Total operating expenses........................................     2,964,752                 709,715
                                                                             -----------              ----------


Loss from operations......................................................    (3,306,424)               (983,850)

Interest expense to related parties.......................................        57,858                  90,683
Other interest expense....................................................        40,351                   7,630
                                                                             -----------              ----------

          Total interest expense..........................................        98,209                  98,313
                                                                             -----------              ----------


Interest income...........................................................        26,679                     102
                                                                             -----------              ----------

Net loss..................................................................    (3,377,954)             (1,082,061)

Accrued dividends on preferred stock......................................        64,771                      --
                                                                             -----------              ----------
Net loss applicable to common stockholders................................  $ (3,442,725)           $ (1,082,061)
                                                                             ===========              ==========

Net loss applicable to common stockholders per share - basic
   and diluted............................................................  $      (0.26)           $      (0.18)
                                                                                   =====                   =====

Shares used in computing basic and diluted net loss per share.............    13,135,551               6,016,552
                                                                              ==========               =========






                See Notes to Condensed Consolidated Financial Statements.

                        booktech.com, inc. and Subsidiary

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (unaudited)

                                                                                June 30, 2000          December 31, 1999
                                                                                -------------          -----------------

ASSETS

CURRENT ASSETS:
 Cash and cash equivalents...............................................      $    1,214,678           $       82,753

Accounts receivable, less allowance for returns of $30,122 in
     2000 and $91,732 in 1999............................................             137,873                  228,466
 Other current assets....................................................             115,707                       --
                                                                                  -----------               ----------
     Total current assets................................................           1,468,258                  311,219

PROPERTY AND EQUIPMENT, at cost..........................................           3,363,923                  808,298
Accumulated depreciation.................................................            (157,103)                 (73,928)
                                                                                  -----------               ----------
     Property and equipment, net.........................................           3,206,820                  734,370

ACQUIRED TECHNOLOGY AND PATENT APPLICATION...............................           2,068,965                       --

DEPOSITS AND OTHER ASSETS................................................             312,500                   25,200
                                                                                  -----------               ----------

     TOTAL...............................................................      $    7,056,543           $    1,070,789
                                                                                  ===========               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
 Current portion of long-term debt.......................................      $      456,443           $      437,838
 Current portion of loans from related parties...........................                  --                2,953,759
 Accounts payable........................................................           1,149,485                1,282,385
 Accrued payroll and other expense.......................................           1,204,841                  410,817
Accrued interest expense to related parties..............................                 --                   354,130
                                                                                  -----------               ----------
     Total current liabilities...........................................           2,810,770                5,438,929

LONG-TERM DEBT...........................................................             454,952                  591,824
OTHER LONG-TERM LIABILITIES..............................................             123,750                  146,250

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
 Convertible preferred stock, Series A...................................                 897                       --
 Convertible preferred stock, Series B...................................                 462                       --
 Common stock............................................................               7,799                  760,000
 Additional paid-in capital..............................................          12,714,581                       --
 Treasury stock..........................................................                  --                 (187,500)
 Accumulated deficit.....................................................          (9,056,668)              (5,678,714)
                                                                                  -----------               ----------
     Total stockholders' equity (deficiency).............................           3,667,071               (5,106,214)
                                                                                  -----------               ----------
TOTAL....................................................................      $    7,056,543           $    1,070,789
                                                                                  ===========               ==========



            See Notes to Condensed Consolidated Financial Statements.

                        booktech.com, inc. and Subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                   Six Months Ended June 30,
                                                                             ------------------------------------
                                                                                 2000                    1999
                                                                             -----------              -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss................................................................    $ (3,377,954)            $ (1,082,061)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization.........................................          83,175                   23,478
    Stock-based compensation............................................         429,992                       --
    Related party interest expense satisfied by issuing Convertible
       Preferred Stock, Series A........................................          56,839                       --
  Change in assets and liabilities:
    Accounts receivable, net............................................          90,593                   21,588
    Other current assets................................................        (115,707)                 (11,369)
        Deposits and other assets.......................................        (287,300)                  (1,200)
    Accounts payable....................................................        (603,431)                 (72,675)
        Accrued payroll and other expense...............................           2,919                   19,441
    Accrued expenses to related parties.................................          (9,798)                  89,394
    Other liabilities...................................................         (22,500)                  54,000
                                                                             -----------              -----------

               Total....................................................        (375,218)                 122,657
                                                                             -----------              -----------

               Net cash used in operating activities....................      (3,753,172)                (959,404)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property and equipment...............................        (459,526)                 (10,836)
    Payment of merger costs.............................................        (588,426)                      --
                                                                             -----------              -----------
           Net cash used in investing activities........................      (1,047,952)                 (10,836)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from loans from related parties............................         317,951                1,180,000
    Repayments of loans to related parties..............................        (456,710)                  (7,000)
    Proceeds from other debt financings.................................       1,500,000                       --
    Repayments of other debt financings.................................        (428,192)                (162,945)
    Net proceeds from issuance of common stock..........................       5,000,000                       --
                                                                             -----------              -----------
               Net cash provided from financing activities..............       5,933,049                1,010,055
                                                                             -----------              -----------

NET INCREASE  IN CASH AND EQUIVALENTS...................................       1,131,925                   39,815

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........................          82,753                   16,413
                                                                             -----------              -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD................................    $  1,214,678             $     56,228
                                                                             ===========              ===========



                See Notes to Condensed Consolidated Financial Statements.

                        booktech.com, inc. and Subsidiary

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

         Nature of Business - booktech.com, inc., a Nevada corporation (the "Company"), is a digital and on-demand publisher of custom textbooks, also known as coursepacks, which are distributed primarily through college bookstores. The Company is organized as one segment reporting to the chief operating decision-maker.

      Basis of Presentation - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred net losses of $3,377,954 and $1,082,061 in the six-month periods ended June 30, 2000 and 1999, respectively. Prior to the Merger, as defined in Note 2, the Company's operating losses and working capital needs were funded principally by loans from its shareholders. The Company expects that it will continue to incur losses as it continues its activities pursuant to the current business plan, particularly those related to sales, marketing and content development. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

      The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note 4, the Company was in default on certain provisions of its lending agreements prior to the Merger. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow through increased net sales to meet its obligations on a timely basis, comply with the terms and covenants of its financing agreements, obtain additional financing or refinancing, and ultimately to attain profitable operations. Management is continuing its efforts to increase net sales and obtain additional funds so that the Company can meet its obligations and sustain operations.

2. MERGER TRANSACTION

      On March 31, 2000, EG Acquisitions Corporation, a Nevada corporation, the wholly owned sole subsidiary of the Company, merged (the "Merger") with and into booktech.com, inc., a Massachusetts corporation ("booktechMass"), pursuant to an Agreement and Plan of Merger dated March 31, 2000 (the "Merger Agreement"). Following the Merger, the business to be conducted by the Company was the business conducted by booktechMass prior to the Merger. In conjunction with the Merger, the Company which was formerly known as Ebony & Gold Ventures, Inc. changed its name to "booktech.com, inc."

      Pursuant to the terms of the Merger Agreement, the Merger involved the following transactions: (a) the Company issued 7,520,690 shares of its authorized but unissued common stock (the "Common Stock") and 1,100,000 shares of its authorized but unissued Series B Preferred Stock to the former shareholders of booktechMass in exchange for the 25,000 shares of common stock of booktechMass issued and outstanding as of the effective time of the Merger; (b) certain debt and accrued interest totaling $3,216,171 owed by booktechMass to related parties was converted into 2,135,301 shares of the Company's Series A Preferred Stock; (c) the Company sold to certain investors (the "Purchasers") 4,666,667 shares of its Common Stock and warrants to purchase 833,333 shares of common stock for an aggregate purchase price of $7,000,000, including conversion of the notes payable, advances and accrued interest owed to Verus International, Ltd. (at the time of the Merger, the Company received net cash proceeds of $5,000,000 from this transaction); and
   (d) the Company purchased technology and a related patent application from Virtuosity Press LLC, a Delaware Limited Liability Company ("Virtuosity"), in exchange for 1,379,310 shares of its Common Stock.

      At the time of the Merger, the common and preferred shares issued to the former stockholders of booktechMass represented a majority of the Company's voting stock, enabling them to retain voting and operating control of the Company. Accordingly, the Merger has been accounted under the purchase method as a reverse acquisition by the shareholders of booktechMass who received a larger portion of the voting interests in the combined enterprise. Therefore, for accounting purposes, booktechMass is deemed to have acquired the Company. Estimated costs of the Merger were $588,426, which have been reflected as a reduction to additional paid-in capital.

          Under the terms of the Merger Agreement, the Company is required to use its best efforts to file a registration statement to register 5,111,667 shares of common stock by July 31, 2000 and an additional registration statement to register 1,928,823 shares of common stock within six (6) months of the effective date of the first registration statement or within 30 days of the exercise, in whole or in part, by Verus Investment Holdings Ltd. of its warrant to purchase 833,333 shares of common stock. The Company expects to file the initial registration statement for the shares of common stock during the third quarter of 2000.

          Since the accounting applied differs from the legal form of the Merger, the Company's financial information for periods prior to the Merger represent the financial results of booktechMass.

        Pro Forma Disclosure - The following table presents the unaudited pro forma results of operations for the six months ended June 30, 2000 and 1999 assuming the merger had occurred on January 1, 1999, the beginning of the earliest period presented in the accompanying Condensed Consolidated Statements of Operations. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the Merger occurred at that date or of results which may occur in the future.

                                                                                   Six Months Ended June 30,
                                                                                   -------------------------
                                                                                   2000                1999
                                                                                   ----                ----
         Revenue......................................................      $      492,743      $     421,886
         Loss from operations.........................................          (3,306,424)          (997,075)
         Net loss.....................................................          (3,266,073)        (1,006,969)
         Net loss applicable to common stockholders...................          (3,394,903)        (1,135,799)

         Net loss applicable to common stockholders per
             share - basic and diluted................................      $        (0.18)     $        (.07)

         Shares used in computing net loss per common share...........          18,566,667          17,062,529


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Quarterly Condensed Consolidated Financial Statements - The Company has prepared the accompanying Condensed Consolidated Financial Statements. In the opinion of management, the Condensed Consolidated Financial Statements furnished herein reflect all adjustments, which in the opinion of management are of a normal recurring nature, necessary to fairly state the Company's financial position, cash flows and the results of operations for the periods presented and have been prepared on a basis substantially consistent with the audited financial statements as of and for the five-month period ended December 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles for annual periods have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the Company's annual financial statements included in a Form 8-K filed with the Securities and Exchange Commission on April 4, 2000.

      Concentration of Credit Risk and Major Customer Information - Financial instruments that potentially expose the Company to concentrations of credit risk include cash and accounts receivable. The Company performs ongoing credit evaluations of its customers and does not require collateral. In addition, the Company maintains allowances for potential credit losses, and such losses, in the aggregate, have not exceeded management expectations. One customer accounted for 52% and 40% of net sales for the three months ended June 30, 2000 and 1999, respectively, and 50% and 58% of net sales for the six months ended June 30, 2000 and 1999, respectively. This same customer accounted for 47% and 77% of the accounts receivable at June 30, 2000 and December 31, 1999, respectively.

      Property and Equipment - Property and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the various classes of assets or lease terms, whichever is shorter. Estimated ranges of useful lives are as follows:

                                                                Years
                                                                -----

     Furniture and fixtures                                       7
     Office and computer equipment                              3-5
     Leasehold improvements                                     1-5
     Computer software                                            3

     Property and equipment consisted of the following at:

                                                                June 30, 2000            December 31, 1999
                                                                -------------            -----------------

      Computer software...............................       $     1,793,299             $        314,491
      Office and computer equipment...................             1,226,381                      263,241
      Furniture and fixtures..........................               196,364                      149,934
      Leasehold improvements..........................                80,963                       80,632
      Vehicles........................................                66,916                           --
                                                               -------------                -------------
           Total property and equipment...............             3,363,923                      808,298
      Less accumulated depreciation and
          amortization................................              (157,103)                     (73,928)
                                                               -------------                -------------
          Property and equipment, net.................       $     3,206,820             $        734,370
                                                               =============                =============


      The Company had $1,573,315 of computer software and related installation costs at June 30, 2000 which are included in property and equipment in the accompanying balance sheet, but were not yet placed in service. Accordingly, no depreciation or amortization was recorded on these assets during the three and six months ended June 30, 2000. The Company has adopted Statement of Position ("SOP") No. 98-1 which requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met.

            Stock-Based Compensation - The Company accounts for stock options granted to employees and non-employee directors using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

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

            Comprehensive Income - Comprehensive loss was equal to net loss for each period presented.

      Earnings Per Share - The Company computes basic and diluted earnings
   (loss) per share in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Dividends on the Series A Preferred Stock, which are payable in additional shares of common stock, have been accrued at the rate of 8% per annum in determining the net loss applicable to common stockholders.

      Basic and diluted loss per common share are the same for all periods presented, as potentially dilutive stock options of 367,433 in 2000 and 344,828 in 1999 have been excluded from the calculation as their effect is antidilutive.

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

      Supplemental Cash Flow Information - The following table sets forth certain supplemental cash flow information for the six-month periods ended June 30, 2000 and 1999:

                                                                                                    2000               1999
                                                                                                    ----                ----

         Cash paid during the period for interest.............................................   $     10,829      $     22,660

         Non-Cash Financing Activities

           Conversion of related party loans and accrued interest into preferred stock........   $  3,216,171      $         --
           Acquisition of technology and related patent application with the issuance of
               common stock...................................................................      2,068,965                --
           Conversion of Verus International, Ltd. notes payable, advances and related
               accrued interest into common stock.............................................      2,024,537                --

           Equipment acquired through the issuance of debt and trade credit...................      2,096,099                --
           Liabilities to the former officers of Ebony & Gold Ventures, Inc. forgiven in
              conjunction with the reverse merger.............................................         17,564                --
           Conversion of accounts payable into long-term debt.................................             --           406,514

4. LONG-TERM DEBT

      Long-term debt consisted of the following at:

                                                                                                       June 30,         December 31,
                                                                                                         2000              1999
                                                                                                         ----              ----

             Computer equipment promissory notes.............................................    $      790,750     $            --
             Capital lease obligations.......................................................           101,470             108,051
             Ford Motor Credit Company.......................................................            19,175                  --
             Purchasers notes payable........................................................                --             500,000
             Equipment supplier promissory note..............................................                --             231,254
             Advance under line of credit....................................................                --              95,539

             Small Business Administration loans.............................................                --              94,818
                                                                                                   ------------         -----------
                                                                                                        911,395           1,029,662
                    Less current portion                                                               (456,443)           (437,838)
                                                                                                   ------------         -----------
               Long-term debt                                                                    $      454,952    $        591,824
                                                                                                   ============         ===========


       Computer Equipment Promissory Notes - During the three months ended June 30, 2000, the Company financed the purchase of $790,750 in computer hardware and software through the issuance of promissory notes with a final maturity of June 2002. Monthly payments are $36,906, which include interest at 9.4% per annum. The promissory notes are collateralized by all the assets purchased by the notes.

       Capital lease obligations - The Company leases certain equipment under noncancelable leases expiring at various dates through 2004. Of the total future minimum lease payments, approximately $23,730 is due within the next twelve (12) months and included within current long-term debt in the accompanying condensed consolidated June 30, 2000 balance sheet.

       Ford Motor Credit Company - On March 2, 2000, the Company financed the purchase of a motor vehicle. The loan is due in 48 monthly installments of $435, including interest at an annual rate of 0.9%, with a final maturity on April 15, 2004.

       Purchasers Notes Payable - During 1999, the Company obtained two promissory notes from Verus International, LTD. ("Verus") in the amounts of $250,000 each, bearing an annual interest rate of 8%. The notes payable, advances and accrued interest were converted into the Company's common stock on March 31, 2000 in conjunction with the Merger.

       Equipment Supplier Promissory Note - On April 15, 1999, the Company converted $406,514 of amounts due to an equipment supplier into a promissory note due December 15, 1999. At December 31, 1999, the Company was in default of the promissory note. Accordingly, the note has been classified and included within current long-term debt in the accompanying condensed consolidated balance sheet at December 31, 1999. In April 2000, the Company repaid the note, including the related accrued interest, with the proceeds from the sale of common stock issued in conjunction with the Merger.

      Line of Credit - The Company had a line of credit which allowed borrowings up to $100,000. In April 2000, the Company repaid the line in full, including the related accrued interest, with the proceeds from the sale of the common stock issued in conjunction with the Merger, and the line of credit was cancelled.

      Small Business Administration Loans - In April 2000, the Company repaid the loans in full, including the related accrued interest, with the proceeds from the sale of common stock issued in conjunction with the Merger.

5. STOCK-BASED COMPENSATION

       As discussed in Note 3, the Company accounts for stock options granted to employees and non-employee directors in accordance with APB No. 25. Under APB No. 25, compensation expense is recorded when options are granted at less than the fair market value of the common stock on the date of grant.

       The Company granted 344,828 options to purchase its common stock at $0.29 per share which was less than the fair market value of the common stock at the time of the grant. Accordingly, the Company recorded compensation expense of $417,242 on March 31, 2000 relating to these options.

       On May 31, 2000, the Company awarded 2,000 restricted shares of its common stock and granted options to purchase 4,000 shares of its common stock to two members of the Board of Directors. Accordingly, the Company recorded compensation expense of $12,750 in connection with the common stock awards during the three months ended June 30, 2000.

6. COMMITMENTS AND CONTINGENCIES

      In connection with the Merger (Note 2), the Company entered into a consulting arrangement with Verus International, Ltd. The consulting agreement requires payments of $15,000 per month for a period of two years. The consulting agreement is terminable by either party for cause with five (5) days written notice. Additionally, Verus International, Ltd. may terminate the agreement without cause upon five (5) days written notice. Amounts due under this agreement at June 30, 2000 totaled $45,000 and are included in accounts payable in the accompanying condensed consolidated balance sheet.

      In March 1999, the Company entered into an agreement with a service provider to provide reproduction services. The term of the agreement is 60 months and includes base payment increases over the term of the agreement. The total amount of the base service payments is being charged to expense using the straight-line method over the term of the agreement. The Company has recorded a deferred credit to reflect the excess of the services expense over cash payments since the inception of the agreement. Deferred credits of $168,750 and $180,000 are recorded within the balance sheets at June 30, 2000 and December 31, 1999, respectively. One member of the Company's Board of Directors serves in an executive capacity at the service provider.

7. TRANSACTIONS WITH RELATED PARTIES

      Stockholders' Notes Payable - The Company has been financed principally by loans from shareholders. In conjunction with the Merger, a total of $2,815,000 in loans from shareholders plus the related accrued interest of $401,171 (including $57,858 and $210,734 expensed during the years ended December 31, 2000 and 1999, respectively) were converted into 2,135,301 shares of Series A preferred stock.

      During the three months ended March 31, 2000, the Company repaid $434 in principal on loans from shareholders. On March 31, 2000, the Company received $317,951 in advances from a shareholder.

      On March 31, 2000, the Company entered into a consulting arrangement with Verus International, Ltd., one of its shareholders (Note 6).

      On March 31, 2000, pursuant to the terms of the Merger Agreement, the Company sold to certain investors 4,666,667 shares of its common stock and warrants to purchase 833,333 shares of its common stock for an aggregate purchase price of $7,000,000 including conversion of the notes payable, advances and accrued interest owed to Verus International, Ltd.

      In April 2000, the Company repaid $466,074 in principal and accrued interest on loans from shareholders, including the $317,951 received on March 31, 2000, using a portion of the proceeds from the sale of the common stock in conjunction with the Merger.

      One member of the Company's Board of Directors serves in an executive capacity with a service provider as described in Note 6.

8. PREFERRED STOCK

      The Company has 5 million shares of authorized preferred stock. In connection with the Merger, the Company issued 2,135,301 shares of Series A Preferred Stock, $.00042 par value (the "Series A Preferred Stock") and 1,100,000 shares of Series B Preferred Stock, $.00042 par value (the "Series B Preferred Stock").

      The Series A Preferred Stock carries a dividend at the rate of 8% per annum, payable on January 1 of each year in additional shares of common stock. The number of shares of common stock issued is determined based upon the fair market value of the Company's common stock during the twenty-five (25) days prior to the dividend payment date. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series A Preferred Stock have a liquidation preference over any distribution to securities junior to the Series A Preferred Stock equal to $1.50 per share plus any accrued but unpaid dividends. The Series A Preferred Stock is convertible into common stock at the option of the holder at a ratio of three and one-half (3 1/2) shares of Series A Preferred Stock for each common share to be issued. The conversion rate is subject to adjustment for stock splits, stock dividends or other similar events. The holders of the Series A Preferred Stock vote together with the holders of the common stock. Each set of three and one half (3 1/2) shares of Series A Preferred Stock has one (1) vote.

      The Series B Preferred Stock, which is junior to the Series A Preferred Stock, carries no dividend and is convertible into common stock at the option of the holder at a ratio one (1) share of Series B Preferred Stock for each common share to be issued. The conversion rate is subject to adjustment for stock splits, stock dividends or other similar events. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series B Preferred Stock have a liquidation preference over any distribution to securities junior to the Series B Preferred Stock and to the common stock equal to $1.50 per share. The holders of the Series B Preferred Stock vote together with the holders of the common stock. Each share of Series B Preferred Stock has six (6) votes.

9. SUBSEQUENT EVENT

      On August 2, 2000, the Company entered into an asset purchase agreement with an unrelated entity to purchase a customer list for $1,300,000. The terms of the agreement require cash payments of $300,000, payable in four installments, $100,000 upon closing, $50,000 on August 14, 2000, $50,000 on September 11, 2000, and $100,000 on October 9, 2000. The balance of the purchase price is to be satisfied through the issuance of three tranches of the Company's common stock, a $700,000 tranche upon closing, a $150,000 tranche one year from the closing (subject to certain performance criteria), and another $150,000 tranche two years from the closing (subject to certain performance criteria).

      The number of shares to be issued in each tranche is determined at the date of issuance utilizing the average closing price of the previous 10 trading days. In addition, the seller may be entitled to receive additional shares of common stock one year from the date of each issuance, if the value of the issued shares has dropped below the original issue value. All issued shares of stock are restricted from sale for one year from the date of issuance.

      In connection with the asset purchase agreement, the Company entered into a two-year consulting agreement (extendable for a third year at the option of the Company) with a principal of the selling entity. The agreement provides for annual cash compensation of $50,000.


                                     *******

                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Safe Harbor Statement

      Certain statements in this Form 10-QSB, including information set forth under Item 2 Management's Discussion and Analysis, contains trend analysis and other "forward-looking statements." These statements relate to future events or other future financial performance, and are identified by terminology such as "may", "will", "should", "expects", "anticipates", "plans", "intends", believes", "estimates", or "continues" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results could differ materially from those set forth in the forward-looking statements. Moreover, this discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements for the periods specified and the associated notes. Further reference should be made to the Company's audited financial statements as of December 31, 1999 and for the five months then ended.

Overview

      As described in Note 2 to the Condensed Consolidated Financial Statements, the accounting applied in the merger of booktech.com, inc., a Nevada corporation (the "Company") and booktech.com, inc., a Massachusetts corporation ("booktechMass") differs from the legal form. As the transaction as been accounted for as a reverse acquisition, the historical financial results of the Company prior to the Merger are those of booktechMass.

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

      The Company's business is highly seasonal in nature. More than 75% of its revenues are generated in the third and fourth quarters of the fiscal year since that period includes the traditional educational publishing selling season. Operating losses have historically been greater in the first and second quarters during a period when publishing revenues are at their lowest levels. See Note 3 to the accompanying Condensed Consolidated Financial Statements, "Concentration of Credit Risk and Major Customers Information.

      The discussion below assumes that the Company can continue to do business on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the six months ended June 30, 2000 and 1999, the Company incurred net losses of $3,377,954 and $1,082,061, respectively. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

      In addition, the financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing, and ultimately to attain profitability.

Results of Operations - Three Months Ended June 30, 2000 and 1999

      Net sales increased to $168,009 in 2000 from $61,926 in 1999 due to higher sales volumes to the Company's largest customer, which accounted for approximately 52% and 40% of the net sales in 2000 and 1999, respectively. No other single customer represented 10% or more of sales during 2000 or 1999.

      Cost of sales was $351,043 in 2000 compared to $273,875 in 1999. The higher cost of sales in 2000 was due to an increase in certain fixed production costs as the Company expands its capacity in anticipation of increased sales levels.

      Selling, marketing, and general and administrative expenses (excluding stock-based compensation) increased to $1,573,924 in 2000 from $416,866 in 1999 due primarily to higher compensation and related benefits and facility costs associated with the increase in the number of employees hired by the Company to:
(a) build market share in higher education; (b) research and identify new markets for the Company's products; (c) develop for launch the Company's e-commerce portal to meet the demand for customized learning materials; and (d) expand the Company's digital library of educational content. Legal and accounting expenses also increased due to the costs normally associated with being a public company.

      Stock-based compensation costs of $12,750 in 2000 represent the fair market value of certain restricted stock awards to two members of the Board of Directors. There were no stock-based compensation costs in 1999.

      Interest expense decreased to $14,497 in 2000 from $56,934 in 1999 due primarily to the conversion of $2,815,000 of related party debt in conjunction with the Merger and to the repayment of approximately $884,902 in debt during April 2000.

      Interest income increased to $26,679 in 2000 from $102 in 1999 due primarily to higher average cash balances resulting from the sale of the common stock in conjunction with the Merger.

      The Company has no income taxes.

      The net loss increased to $1,757,526 in 2000 from $685,647 in 1999, primarily due to higher selling, marketing and general and administrative expenses.

Results of Operations - Six Months Ended June 30, 2000 and 1999

      Net sales increased to $492,743 in 2000 from $421,886 in 1999 due to higher penetration in independent schools. Sales to the Company's largest customer accounted for approximately 50% and 58% of the net sales in 2000 and 1999, respectively. No other single customer represented 10% or more of sales during 2000 or 1999.

      Cost of sales were $834,415 in 2000 compared to $696,021 in 1999. The higher cost of sales in 2000 was due to an increase in certain fixed production costs as the Company expands its capacity in anticipation of increased sales levels, and to higher average copyright fees due to the mix of coursepacks sold.

      Selling, marketing, and general and administrative expenses (excluding stock-based compensation) increased to $2,534,760 in 2000 from $709,715 in 1999 due primarily to higher compensation and related benefits and facility costs associated with the increase in the number of employees hired by the Company to:
(a) build market share in higher education; (b) research and identify new markets for the Company's products; (c) develop for launch the Company's e-commerce portal to meet the demand for customized learning materials; and (d) expand the Company's digital library of educational content. Legal and accounting expenses also increased due to the costs normally associated with being a public company.

      Stock-based compensation costs of $429,992 in 2000 primarily represent the excess of the fair value of the Company's common stock over the exercise price of certain stock option grants awarded in conjunction with the Merger. There were no stock-based compensation costs in 1999.

      Interest expense of $98,209 in 2000 approximated the $98,313 in 1999.

      The Company has no income taxes.

      The net loss increased to $3,377,954 in 2000 from $1,082,061 in 1999 primarily due to higher selling, marketing and general and administrative expenses and to the stock-based compensation costs.

Financial Condition, Liquidity and Capital Resources

      To meet its financing needs, the Company has primarily depended upon loans from stockholders and directors and sales of its common stock. Other sources of financing have included bank debt and credit from suppliers. The Company has generally not been in compliance with the provisions contained in certain of its long-term debt agreements, and accordingly, the amounts outstanding under these agreements have been classified as a current liability. As such, the Company has generally operated from a negative working capital position. At June 30, 2000 and December 31, 1999, the Company's current liabilities of $2,810,770 and $5,438,929, respectively, exceeded its current assets by $1,342,512 and $5,127,710, respectively.

      In conjunction with the Merger, the Company (a) refinanced $2,815,000 of shareholder and director loans plus $401,171 in related accrued interest by the issuance of 2,135,301 shares of Series A Preferred Stock; (b) purchased new technology and a related patent application with the issuance of 1,379,310 shares of common stock; and (c) sold 4,666,667 shares of common stock and warrants to purchase 833,333 shares of its common stock for an aggregate purchase price of $7 million, including conversion of the notes payable, advances and accrued interest owed to Verus International, Ltd.

      The Company had a cash balance of $1,214,678 at June 30, 2000.

      During the three months ended June 30, 2000, the Company's property and equipment increased by $2.6 million, primarily due to the purchase of a new management information system. Approximately, $1.6 million of the computer software and related installation costs were not yet placed in service as of June 30, 2000. The $2.6 million in capital equipment was financed as follows:
$.8 million in debt, $1.3 million in trade credit and the balance in cash.

      On August 2, 2000, the Company entered into an asset purchase agreement with an unrelated entity to purchase a customer list for $1,300,000. The terms of the agreement require cash payments of $300,000, payable in four installments, with the balance of the purchase price to be paid through the issuance of three tranches of the Company's common stock. In connection with the asset purchase agreement, the Company entered into a two-year consulting agreement (extendable for a third year at the option of the Company) with a principal of the selling entity. The agreement provides for annual cash compensation of $50,000.

      Unless the Company can generate a significant level of on-going revenue and attain adequate profitability in the near-term, it will be necessary to seek additional sources of equity or debt financing. Although the Company has been successful in raising financing in the past, there can be no assurance that any additional financing will be available to the Company on commercially reasonable terms, or at all. Any inability to obtain additional financing when needed will have a material adverse effect on the Company, requiring the Company to significantly curtail or possibly cease its operations. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then existing shareholders.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      11.      Computation of Net Loss Per Common Share

      27.      Financial Data Schedules

(b)   Reports on Form 8-K

         The registrant filed a report on Form 8-K on April 4, 2000 which reported that EG Acquisitions Corporation, a Nevada corporation, a wholly owned subsidiary of the Company, merged with and into booktechMass, pursuant to an Agreement and Plan of Merger dated March 31, 2000 between EG Acquisitions Corporation, the Company, and booktechMass. Following the Merger, the business of the Company was the business of booktechMass conducted prior to the Merger. In conjunction with the Merger, the Company changed its name to booktech.com, inc.

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

August 14, 2000                          booktech.com, inc.

                                          /S/ Ted Bernhardt
                                              ---------------------------
                                              Ted Bernhardt
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                                  EXHIBIT INDEX

Exhibit       Description
-------       -----------

11.           Computation of Net Loss Per Common Share

27.           Financial Data Schedules