Form 10QSB
period 2000-09-30
BOOKTECH COM INC
filed 2000-11-17
CIK 1090309

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  ------------

                                   FORM 10-QSB


           [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2000

                                       or

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Transition Period From _____ To _____

                        Commission File Number: 000-26903

                               booktech.com, inc.
                              -------------------
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



Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No ____



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Common Stock                                18,806,965 Shares
          ------------                                -----------------
        $.00042 Par Value                    (Outstanding on November 14, 2000)
                        booktech.com, inc. and Subsidiary


                              INDEX TO FORM 10-QSB

PART I.   FINANCIAL INFORMATION

ITEM 1--Financial Statements:
                  Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2000
                       and 1999.............................................................................................    3
                  Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2000
                       and 1999.............................................................................................    4
                   Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999.....................    5
                   Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000
                       and 1999.............................................................................................    6
                   Notes to Unaudited Condensed Consolidated Financial Statements...........................................    7

ITEM 2--Management's Discussion and Analysis................................................................................   15


PART II.   OTHER INFORMATION

ITEM 6--Exhibits and Reports on Form 8-K....................................................................................   19

Signatures..................................................................................................................   20

Exhibit Index...............................................................................................................   21

PART I.   FINANCIAL INFORMATION


                        booktech.com, inc. and Subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                           Three Months Ended September 30,
                                                                           -------------------------------
                                                                                 2000             1999
                                                                                ------           ------

Net sales.................................................................   $  1,019,108      $   866,774
Cost of sales.............................................................        905,462          774,580
                                                                             ------------      -----------
          Gross margin....................................................        113,646           92,194


Operating expenses:
  Selling, marketing and general and administrative (excluding
       stock-based compensation costs of $402,143 in 2000)................      1,764,532          506,424
  Stock-based compensation................................................        402,143               --
                                                                             ------------      -----------
          Total operating expenses........................................      2,166,675          506,424
                                                                             ------------      -----------

Loss from operations......................................................     (2,053,029)        (414,230)

Interest expense to related parties.......................................          3,055           63,677
Other interest expense....................................................         37,670           15,487
                                                                             ------------      -----------
          Total interest expense..........................................         40,725           79,164
                                                                             ------------      -----------

Interest income...........................................................          3,618               --
                                                                             ------------      -----------

Net loss..................................................................     (2,090,136)        (493,394)

Accrued dividends on preferred stock......................................         65,483               --
                                                                             ------------      -----------
Net loss applicable to common stockholders................................   $ (2,155,619)     $  (493,394)
                                                                             ============      ===========
Net loss applicable to common stockholders per share - basic
     and diluted..........................................................   $      (0.12)     $     (0.08)
                                                                             ============      ===========

Shares used in computing basic and diluted net loss per share.............     18,274,079        6,016,552
                                                                             ============      ===========

       See Notes to Unaudited Condensed Consolidated Financial Statements.

                        booktech.com, inc. and Subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                   Nine Months Ended September 30,
                                                                                   -------------------------------
                                                                                     2000                  1999
                                                                                    ------                ------
Net sales.................................................................      $  1,511,851           $  1,288,660
Cost of sales.............................................................         1,739,877              1,470,601
                                                                                ------------           ------------
          Gross margin....................................................          (228,026)              (181,941)


Operating expenses:
 Selling, marketing and general and administrative (excluding
    stock-based compensation costs of $832,135 in 2000)...................         4,299,292              1,216,139
 Stock-based compensation.................................................           832,135                     --
                                                                                ------------           ------------
          Total operating expenses........................................         5,131,427              1,216,139
                                                                                ------------           ------------

Loss from operations......................................................        (5,359,453)            (1,398,080)

Interest expense to related parties.......................................            60,913                154,360
Other interest expense....................................................            78,021                 23,117
                                                                                ------------           ------------
          Total interest expense..........................................           138,934                177,477
                                                                                ------------           ------------

Interest income...........................................................            30,297                    102
                                                                                ------------           ------------

Net loss..................................................................        (5,468,090)            (1,575,455)

Accrued dividends on preferred stock......................................           130,254                     --
                                                                                ------------           ------------
Net loss applicable to common stockholders................................      $ (5,598,344)          $ (1,575,455)
                                                                                ============           ============

Net loss applicable to common stockholders per share - basic
   and diluted............................................................      $      (0.37)          $      (0.26)
                                                                                ============           ============

Shares used in computing basic and diluted net loss per share.............        15,018,865              6,016,552
                                                                                ============           ============

       See Notes to Unaudited Condensed Consolidated Financial Statements.

                        booktech.com, inc. and Subsidiary

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                 September 30, 2000     December 31, 1999
                                                                                 ------------------     -----------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents......................................................    $    133,589          $    82,753
 Accounts receivable, less allowance for returns of $100,000 in
     2000 and $92,000 in 1999...................................................         735,184              228,466
 Inventory......................................................................          13,378                   --
 Other current assets...........................................................          72,450                   --
                                                                                    ------------          -----------
     Total current assets.......................................................         954,601              311,219

PROPERTY AND EQUIPMENT, at cost.................................................       4,258,965              808,298
Accumulated depreciation........................................................        (236,226)             (73,928)
                                                                                    ------------          -----------
     Property and equipment, net................................................       4,022,739              734,370

INTANGIBLE ASSETS, NET..........................................................       3,064,602                   --

DEPOSITS AND OTHER ASSETS.......................................................         355,500               25,200
                                                                                    ------------          -----------
     TOTAL......................................................................    $  8,397,442          $ 1,070,789
                                                                                    ============          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
 Current portion of long-term debt..............................................    $    812,911          $   437,838
 Notes payable to related parties...............................................         600,000            2,953,759
 Accounts payable...............................................................       3,513,813            1,282,385
 Accrued payroll and other expense..............................................         592,803              410,817
 Accrued interest expense to related parties....................................              --              354,130
                                                                                    ------------          -----------
     Total current liabilities..................................................       5,519,527            5,438,929

LONG-TERM DEBT..................................................................          86,337              591,824
OTHER LONG-TERM LIABILITIES.....................................................         112,500              146,250


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
 Convertible preferred stock, Series A..........................................             897                   --
 Convertible preferred stock, Series B..........................................             462                   --
 Common stock...................................................................           7,899              760,000
 Additional paid-in capital.....................................................      13,816,624                   --
 Treasury stock ................................................................              --             (187,500)
 Accumulated deficit............................................................     (11,146,804)          (5,678,714)
                                                                                    ------------          -----------
     Total stockholders' equity  (deficiency)...................................       2,679,078           (5,106,214)
                                                                                    ------------          -----------
     TOTAL......................................................................    $  8,397,442          $ 1,070,789
                                                                                    ============          ===========

       See Notes to Unaudited Condensed Consolidated Financial Statements.

                        booktech.com, inc. and Subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                      Nine Months Ended September 30,
                                                                                      -------------------------------
                                                                                         2000                 1999
                                                                                        ------               ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..........................................................................  $ (5,468,090)         $ (1,575,455)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization..................................................       196,630                50,173
   Stock-based compensation.......................................................       832,135                    --
   Related party interest expense satisfied by issuing Convertible
     Preferred Stock, Series A....................................................        56,839                    --
   Change in assets and liabilities:
     Accounts receivable, net.....................................................      (506,718)             (333,485)
     Inventory....................................................................       (13,378)                   --
     Other current assets.........................................................       (72,450)              (25,236)
     Deposits and other assets....................................................      (330,300)              (25,200)
     Accounts payable.............................................................       379,777              (137,144)
     Accrued payroll and other expense............................................       206,523                96,086
     Accrued expenses to related parties..........................................        (9,798)              152,667
     Other long-term liabilities..................................................       (33,750)              157,500
                                                                                    ------------          ------------
            Total.................................................................       705,510               (64,639)
                                                                                    ------------          ------------
            Net cash used in operating activities.................................    (4,762,580)           (1,640,094)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property and equipment........................................    (1,029,700)              (19,922)
   Payment of merger costs........................................................      (588,426)                   --
                                                                                    ------------          ------------
            Net cash used in investing activities.................................    (1,618,126)              (19,922)
                                                                                    ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from loans from related parties.......................................       817,951             1,570,000
   Repayments of loans to related parties.........................................      (456,710)              (18,000)
   Proceeds from other debt financings............................................     1,500,000               230,917
   Repayments of other debt financings............................................      (429,699)                   --
   Net proceeds from issuance of common stock.....................................     5,000,000                    --
                                                                                    ------------          ------------
            Net cash provided from financing activities ..........................     6,431,542             1,782,917
                                                                                    ------------          ------------

NET INCREASE IN CASH AND EQUIVALENTS..............................................        50,836               122,901

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD....................................        82,753                16,413
                                                                                    ------------          ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD..........................................  $    133,589          $    139,314
                                                                                    ============          ============

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

         Basis of Presentation - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred net losses of $5,468,090 and $1,575,455 in the nine months ended September 30, 2000 and 1999, respectively. Prior to the Merger, as defined in Note 2, the Company's operating losses and working capital needs were funded principally by loans from its shareholders. The Company expects that it will continue to incur losses as it continues its activities pursuant to the current business plan, particularly those related to sales, marketing and content development. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

         The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note 8, the Company was in default on certain provisions of its lending agreements. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing or refinancing, generate sufficient cash flow through increased net sales to meet its obligations on a timely basis, comply with its financing agreements, and ultimately to attain profitable operations. Management is continuing its efforts to increase net sales and obtain additional funds so that the Company can meet its obligations and sustain operations.

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

         At the time of the Merger, the common and preferred shares issued to the former stockholders of booktechMass represented a majority of the Company's voting stock, enabling them to retain voting and operating control of the Company. Accordingly, the Merger has been accounted for as a capital transaction and treated as a reverse acquisition as the shareholders of booktechMass received a larger portion of the voting interests in the combined enterprise. Therefore, for accounting purposes, booktechMass is deemed to have acquired the Company. Estimated costs of the Merger were $588,426, which have been reflected as a reduction to additional paid-in capital.

         Under the terms of the Merger Agreement, the Company was required to use its best efforts to file a registration statement to register 5,111,667 shares of common stock by July 31, 2000 and an additional registration statement to register 1,928,823 shares of common stock within six (6) months of the effective date of the first registration statement or within 30 days of the exercise, in whole or in part, by Verus Investment Holdings Ltd. of its warrant to purchase 833,333 shares of common stock. The Company expects to file the initial registration statement for the shares of common stock during the fourth quarter of 2000, subject to consummation of certain financing transactions currently under consideration.

         Since the accounting applied differs from the legal form of the Merger, the Company's financial information for periods prior to the Merger represent the financial results of booktechMass.

         Pro Forma Disclosure - The following table presents the unaudited pro forma results of operations for the nine months ended September 30, 2000 and 1999 assuming the merger had occurred on January 1, 2000 and 1999, respectively. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the Merger occurred at that date or of results which may occur in the future.

                                                                            Nine Months Ended
                                                                              September 30,
                                                                            -----------------
                                                                         2000              1999
                                                                         ----              ----
        Net Sales.................................................   $ 1,511,851     $   1,288,660
        Loss from operations......................................    (5,359,453)       (1,415,269)
        Net loss..................................................    (5,407,177)       (1,442,168)
        Net loss applicable to common stockholders................    (5,601,490)       (1,636,482)

        Net loss applicable to common stockholders per
            share - basic and diluted.............................   $     (0.30)    $        (.10)
        Shares used in computing basis and diluted net loss
            per common share......................................    18,619,934        17,062,529

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

         Concentration of Credit Risk and Major Customer Information - Financial instruments that potentially expose the Company to concentrations of credit risk include cash and accounts receivable. The Company performs ongoing credit evaluations of its customers and does not require collateral. In addition, the Company maintains allowances for potential credit losses, and such losses, in the aggregate, have not exceeded management expectations. One customer accounted for 33% and 76% of net sales for the three months ended September 30, 2000 and 1999, respectively, and 32% and 57% of net sales for the nine months ended September 30, 2000 and 1999, respectively. This same customer accounted for 43% and 77% of the accounts receivable at September 30, 2000 and December 31, 1999, respectively.

         Inventory - Inventory stated at the lower of cost (determined on a first in first out basis) or market.

         Property and Equipment - Property and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the various classes of assets or lease terms, whichever is shorter. Estimated ranges of useful lives are as follows:

                                                              Years
                                                              -----

         Computer software.....................................3
         Office and computer equipment.........................3-5
         Furniture and fixtures................................7
         Leasehold improvements................................1-5
         Vehicles..............................................5


      Property and equipment consisted of the following at:

                                                   September 30, 2000   December 31, 1999
                                                   ------------------   -----------------
     Computer software............................    $ 2,647,799         $    314,491
     Office and computer equipment................      1,233,645              263,241
     Furniture and fixtures.......................        229,642              149,934
     Leasehold improvements.......................         80,963               80,632
     Vehicles.....................................         66,916                   --
                                                      -----------         ------------
          Total property and equipment............      4,258,965              808,298
     Less accumulated depreciation and
         amortization.............................       (236,226)             (73,928)
                                                      -----------         ------------
         Property and equipment, net..............    $ 4,022,739         $    734,370
                                                      ===========         ============

         The Company has adopted statement of Position ("SOP") No. 98-1 which requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. The Company had $2,596,075 of computer software and related installation costs at September 30, 2000, which are included in property and equipment in the accompanying balance sheet, but were not yet placed in service. Accordingly, no depreciation or amortization was recorded on these assets during the three and nine months ended September 30, 2000.

         Intangible Assets - Intangible assets are recorded at cost and are amortized on a straight-line basis over their estimated useful life.

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

         Future Adoption of Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133 are effective for periods beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material effect on the company's financial position or the results of its operations, as the company has not utilized such instruments to date. The Company will adopt this accounting standard on January 1, 2001, as required.

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

         Supplemental Cash Flow Information - The following table sets forth certain supplemental cash flow information for the nine-month periods ended September 30, 2000 and 1999:

                                                                                          Nine Months Ended September 30,
                                                                                          ------------------------------
                                                                                                 2000         1999
                                                                                                ------       ------

   Cash paid during the period for interest................................................. $     24,898   $  38,550

   Non-Cash Financing Activities
     Conversion of related party loans and accrued interest into preferred stock............    3,216,171          --
     Acquisition of technology and related patent application with the issuance of
         common stock.......................................................................    2,068,965          --
     Conversion of Verus International, Ltd. notes payable, advances and related
         accrued interest into common stock.................................................    2,024,537          --

     Property and equipment acquired through the issuance of debt and trade
         credit.............................................................................    2,625,967          --
     Customer list of Copytron, Inc. acquired through the issuance of debt, trade
         credit and common stock............................................................      824,969          --
     Liabilities to the former officers of Ebony & Gold Ventures, Inc. forgiven in
        conjunction with the reverse merger.................................................       17,564          --
     Conversion of related party loans and accrued interest into common stock...............           --     500,000

     Conversion of accounts payable into long-term debt.....................................           --     406,514

4. INTANGIBLE ASSETS

      Intangible assets consisted of the following at:

                                                                  September 30,       December 31,
                                                                      2000                1999
                                                                     ------              ------
        Acquired technology and patent application...........      $ 2,068,965        $         --
        Customer list of Copytron, Inc.......................        1,029,969                  --
                                                                   -----------        ------------
                                                                     3,098,934                  --
             Less accumulated amortization...................          (34,332)                 --
                                                                   -----------        ------------
        Intangible assets, net...............................      $ 3,064,602        $         --
                                                                   ===========        ============

         Acquired Technology and Patent Application - In conjunction with the Merger, the Company purchased technology and a related patent application from Virtuosity Press LLC in exchange for 1,379,310 shares of common stock (Note 2). The Company has not received approval of the patent. Accordingly, no amortization of the asset has been recorded in the accompanying Condensed Consolidated Financial Statements as of September 30, 2000. When approval of the patent is received, the Company will determine the useful life of the patent, and begin amortization of the purchase cost on a straight-line basis over the useful life.

         Customer List of Copytron, Inc. - On August 2, 2000, the Company purchased the customer list of Copytron, Inc. ("Copytron") for an initial cost of $1.0 million, including $100,000 payable in cash, $200,000 in promissory notes and the balance payable in shares of its common stock. Accordingly, the Company issued 238,298 shares of its common stock with an aggregate fair market value of $700,000 at closing pursuant to the purchase agreement. Additional shares of the Company's common stock will be issued on August 1, 2001 and 2002 if the revenues generated from the customer list exceed certain levels. The customer list and related assets are being amortized on a straight-line basis over an estimated useful life of 5 years.


5. LONG-TERM DEBT

     Long-term debt consisted of the following at:

                                                         September 30,    December 31,
                                                             2000             1999
                                                            ------           ------
      Computer equipment promissory notes.............   $  780,954        $       --
      Capital lease obligations.......................       99,964           108,051
      Ford Motor Credit Company.......................       18,330                --
      Purchasers notes payable........................           --           500,000
      Equipment supplier promissory note..............           --           231,254
      Advance under line of credit....................           --            95,539
      Small Business Administration loans.............           --            94,818
                                                         ----------        ----------
                                                            899,248         1,029,662
             Less current portion.....................     (812,911)         (437,838)
                                                         ----------        ----------
        Long-term debt................................   $   86,337        $  591,824
                                                         ==========        ==========

       Computer Equipment Promissory Notes - During the nine months ended September 30, 2000, the Company financed the purchase of $790,750 in computer hardware and software through the issuance of promissory notes with a final maturity of June 2002. Monthly payments are $36,906, which include interest at 9.4% per annum. The promissory notes are collateralized by all the assets purchased by the notes. The Company is in arrears and is accordingly in default on certain provisions of these notes. Accordingly, the Company has classified these notes within the current portion of long-term debt in the accompanying condensed consolidated September 30, 2000 balance sheet.

       Capital lease obligations - The Company leases certain equipment under noncancelable leases expiring at various dates through 2004. Of the total future minimum lease payments, approximately $26,450 is due within the next twelve (12) months and included within the current portion of long-term debt in the accompanying condensed consolidated September 30, 2000 balance sheet.

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

       Equipment Supplier Promissory Note - On April 15, 1999, the Company converted $406,514 of amounts due to an equipment supplier into a promissory note due December 15, 1999. At December 31, 1999, the Company was in default of the promissory note. Accordingly, the note has been classified and included within the current portion of long-term debt in the accompanying condensed consolidated balance sheet at December 31, 1999. In April 2000, the Company repaid the note, including the related accrued interest, with the proceeds from the sale of common stock issued in conjunction with the Merger.

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

6. STOCK-BASED COMPENSATION

       On August 31, 2000, the Company engaged an outside financial advisor to provide assistance relating to corporate finance and other financial services matters, particularly assistance in its efforts to secure additional financing. In addition to a retainer of $15,000, the Company granted 200,000 warrants to the financial advisor to purchase its common stock for $2.875 per share. The Company recorded stock-based compensation costs of $402,143 in connection with the issuance of these warrants.

      On May 31, 2000, the Company awarded 2,000 restricted shares of its common stock and granted options to purchase 4,000 shares of its common stock to two members of the Board of Directors. The Company recorded compensation expense of $12,750 in connection with the common stock awards during the three months ended June 30, 2000.

      In connection with the Merger (Note 2), the Company granted 344,828 options to purchase its common stock at $0.29 per share which was less than the fair market value of the common stock at the time of the grant. The Company recorded compensation expense of $417,242 on March 31, 2000 relating to these options.

7. COMMITMENTS AND CONTINGENCIES

       In connection with the purchase of the customer list on August 2, 2000 (Note 4), the Company is required to issue additional shares of common stock on August 2, 2001 and 2002, up to a maximum fair market value of $150,000 on each date, if the revenues generated from the customer list and related assets for the 12 month periods ended August 1, 2001 and August 1, 2002 exceed $700,000 and $1.3 million , respectively. In addition, the Company also entered into a two-year consulting agreement (extendable for a third year at the option of the Company) with a principal of Copytron. The agreement provides for annual cash compensation of $50,000.

      In connection with the Merger (Note 2), the Company entered into a consulting arrangement with Verus International, Ltd. The consulting agreement requires payments of $15,000 per month for a period of two years. The consulting agreement is terminable by either party for cause with five (5) days written notice. Additionally, Verus International, Ltd. may terminate the agreement without cause upon five (5) days written notice. Amounts due under this agreement at September 30, 2000 totaled $45,000 and are included in accounts payable in the accompanying condensed consolidated balance sheet.

       In March 1999, the Company entered into an agreement with a service provider to provide reproduction services. The term of the agreement is 60 months and includes base payment increases over the term of the agreement. The total amount of the base service payments is being charged to expense using the straight-line method over the term of the agreement. The Company has recorded a deferred credit to reflect the excess of the services expense over cash payments since the inception of the agreement. Deferred credits of $157,500 and $180,000 are recorded within the balance sheets at September 30, 2000 and December 31, 1999, respectively. One member of the Company's Board of Directors serves in an executive capacity at the service provider.

8. TRANSACTIONS WITH RELATED PARTIES

       Stockholders' Notes Payable - The Company has been financed principally by loans from shareholders.

       During the quarter ended September 30, 2000, Verus International, Ltd. has provided an additional $500,000 of interim financing to the Company to fund its working capital needs. The loan carries interest at a rate of 8% per annum.

      On August 2, 2000, in connection with its purchase of the customer list (Note 4), the Company issued a promissory note to Copytron for $200,000, of which $100,000 was outstanding at September 30, 2000. The promissory note was due in full on October 9, 2000. The promissory note is collateralized by the customer list. The Company paid $25,000 against the obligation due on October 9, 2000 and the $75,000 balance remains unpaid as of November 14, 2000. Accordingly, the Company is in default under the promissory note.

       On March 31,2000 the company received $317,951 in advances from a shareholder. During the nine months ended September 30,2000, the Company repaid $466,508 in principal and accrued interest on loans from shareholders, including the $317,951 received on March 31, 2000, using a portion of the proceeds from the sale of the common stock in conjunction with the Merger.

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

       On March 31, 2000, the Company entered into a consulting arrangement with Verus International, Ltd., one of its shareholders. See purchase notes payable as described in Note 5.

       One member of the Company's Board of Directors serves in an executive capacity with a service provider. See equipment supplier note as described in
Note 5.

9. LEGAL PROCEEDINGS

       On September 29, 2000 Advisex Technologies, LLC filed a complaint against booktech.com, inc. in Middlesex Superior Court for breach of terms of their contracts with Advisex in the amount of $408,000. On October 6, 2000 booktech.com, inc. paid $124,000 to Advisex. On October 11, 2000 Advisex Technologies, LLC allowed an extension through November 29, 2000 for booktech.com, inc. to file a response to the complaint.

10. SUBSEQUENT EVENT

         From October 1, 2000 through November 13, 2000, Verus International Ltd. loaned an additional $450,000 in interim financing to the Company to fund its working capital needs. The note carries interest at a rate of 8% per annum.

                                     *******

                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Safe Harbor Statement

       Certain statements in this Form 10-QSB, including information set forth under Item 2 Management's Discussion and Analysis, contains trend analysis and other "forward-looking statements." These statements relate to future events or other future financial performance, and are identified by terminology such as "may", "will", "should", "expects", "anticipates", "plans", "intends", believes", "estimates", or "continues" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results could differ materially from those set forth in the forward-looking statements. Moreover, this discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements for the periods specified and the associated notes. Further reference should be made to the our audited financial statements as of December 31, 1999 and for the five months then ended.

Overview

     As described in Note 2 to the Unaudited Condensed Consolidated Financial Statements, the accounting applied in the merger of booktech.com, inc., a Nevada corporation (the "Company") and booktech.com, inc., a Massachusetts corporation ("booktechMass") differs from the legal form. As the transaction as been accounted for as a capital transaction and treated as a reverse acquisition, our historical financial results prior to the Merger are those of booktechMass.

       We are a digital and on-demand publisher of custom textbooks, also known as coursepacks, which are distributed primarily through college bookstores. We are subject to a number of risks similar to those of other companies in an early stage of development. Principal among these risks are dependencies on key individuals, competition from other substitute products and larger companies, the successful development and marketing of its products and the need to obtain adequate additional financing necessary to fund our operations.

       Our business is highly seasonal in nature. More than 75% of our revenues are normally generated in the third and fourth quarters of the fiscal year since that period includes the traditional educational publishing selling season. Accordingly, our operating losses have generally been greater in the first and second quarters during a period when publishing revenues are at their lowest levels. See Note 3 to the accompanying Unaudited Condensed Consolidated Financial Statements, "Concentration of Credit Risk and Major Customer Information."

         The discussion below assumes we can continue to do business on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in our financial statements, we incurred net losses of $5,468,090 and $1,575,455 during the nine months ended September 30, 2000 and 1999, respectively. Moreover, at September 30, 2000 and December 31, 1999, our current liabilities of $5,519,527 and $5,438,929, respectively, exceeded our current assets by $4,564,926 and $5,127,710, respectively, and a majority of our accounts payable at September 30, 2000 are beyond the normal payment terms. As discussed in Note 5 and 8, the Company was in default on certain provisions of its loan agreements. We are currently seeking additional financing to fund our operations. We can give no assurance that we will be able to secure new financing in an amount that is required or on terms that are acceptable to us. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

         Our financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain additional financing, generate sufficient cash flow to meet our obligations on a timely basis, comply with the terms of our financing agreements, and to ultimately attain profitability.

Results of Operations - Three Months Ended September 30, 2000 and 1999

        Net sales increased 17.6% to $1,019,108 in 2000 from $866,774 in 1999 due to new business associated with our acquisition of the customer list from Copytron, Inc. ("Copytron"). One customer accounted for 33% and 76% of net sales for the three months ended September 30, 2000 and 1999, respectively. No other single customer represented 10% or more of sales during 2000 or 1999.

       Cost of sales were $905,462, or 88.8% of net sales, in 2000 compared to $774,580 or 89.4% of net sales, in 1999. The cost of sales percentage in 2000 is comparable to the prior year period.

       Selling, marketing, and general and administrative expenses (excluding stock-based compensation) increased 248.4 % to $1,764,532 in 2000 from $506,424 in 1999 due primarily to higher compensation and related benefits and facility costs associated with an increase in the number of employees we hired to: (a) build market share in higher education; (b) research and identify new markets for our products; (c) develop for launch our e-commerce portal to meet the demand for customized learning materials; and (d) expand our digital library of educational content. Legal and accounting expenses also increased due to the costs normally associated with being a public company.

       Stock-based compensation costs of $402,143 in 2000 represent the fair market value of the 200,000 common stock warrants granted to an outside financial advisor assisting us in our current efforts to secure additional financing. There were no stock-based compensation costs in 1999.

       Interest expense decreased to $40,725 in 2000 from $79,164 in 1999 primarily due to lower debt levels resulting from the conversion of $2,815,000 of related party debt in conjunction with the Merger and to the repayment of approximately $886,409 in debt during the nine months ended September 30, 2000.

       Interest income was $3,618 in 2000 due to higher cash balances. There was no interest income in 1999.

       Due to the uncertainty that exists regarding the future realization of our tax net operating loss carryforwards, we have not recorded a net tax asset.

       The net loss increased to $2,090,136 in 2000 from $493,394 in 1999, primarily due to higher selling, marketing and general and administrative expenses and to the stock-based compensation costs.

Results of Operations - Nine Months Ended September 30, 2000 and 1999

       Net sales increased 17.3% to $1,511,851 in 2000 from $1,288,660 in 1999 primarily due to new business associated with our acquisition of the customer list from Copytron. One customer accounted for 32% and 57% of net sales for the nine months ended September 30, 2000 and 1999, respectively. No other single customer represented 10% or more of sales during 2000 or 1999.

       Cost of sales were $1,739,877, or 115.1% of net sales, in 2000 compared to $1,470,601, or 114.1% of net sales, in 1999. The higher cost of sales in 2000 was primarily due to an increase in certain fixed production costs as we continue to expand our capacity in anticipation of increased sales levels.

       Selling, marketing, and general and administrative expenses (excluding stock-based compensation) increased 253.5% to $4,299,292 in 2000 from $1,216,139 in 1999 due primarily to higher compensation and related benefits and facility costs associated with an increase in the number of employees we hired to: (a) build market share in higher education; (b) research and identify new markets for our products; (c) develop for launch our e-commerce portal to meet the demand for customized learning materials; and (d) expand our digital library of educational content. Legal and accounting expenses also increased due to the costs normally associated with being a public company.

       Stock-based compensation costs of $832,135 in 2000 primarily represent the excess of the fair value of our common stock over the exercise price of certain stock option grants awarded in conjunction with the Merger and to the fair value of the common stock warrants granted to an outside financial advisor assisting us in our current efforts to secure new financing. There were no stock-based compensation costs in 1999.

       Interest expense decreased to $138,934 in 2000 from $177,477 in 1999 primarily due to lower debt levels resulting from the conversion of $2,815,000 of the related party debt in conjunction with the Merger and to the repayment of approximately $886,409 in debt during the nine months September 30, 2000.

       Due to the uncertainty that exists regarding the future realization of our tax net operating loss carryforwards, we have not recorded a net tax asset.

       The net loss increased to $5,468,090 in 2000 from $1,575,455 in 1999 primarily due to higher selling, marketing and general and administrative expenses and to the stock-based compensation costs.

Financial Condition, Liquidity and Capital Resources

        To meet our financing needs, we have depended primarily upon loans from our stockholders and directors and sales of our common stock. We have also issued common stock to finance the purchase certain assets and granted common stock awards to employees and non-employees as consideration for their services. Other sources of financing have included trade credit from suppliers and bank debt.

       As shown in our financial statements, we incurred net losses of $5,468,090 and $1,575,455 during the nine months ended September 30, 2000 and 1999, respectively and our cash balance at September 30, 2000 was $133,589. Our current liabilities at September 30, 2000 and December 31, 1999 of $5,519,527 and $5,438,929, respectively, exceeded our current assets at those dates by $4,564,926 and $5,127,710, respectively. Moreover, a majority of our accounts payable at September 30, 2000 were beyond their normal payment terms. As discussed in notes 5 and 8 the Company was in default on certain provisions of its loan agreements. Accordingly, we are currently seeking additional financing to fund our operations.

         Until new financing can be secured on a more permanent basis, we will require interim financing. Verus International. Ltd., one of our stockholders, has provided $950,000 in interim financing over the past three months, including $500,000 advanced during the quarter ended September 30, 2000 which is included in the accompanying Condensed Consolidated Balance Sheet.

         During the nine months ended September 30, 2000, our property and equipment increased by $3.5 million, primarily due to the purchase of a new management information system. Approximately, $2.6 million of the computer software and related installation costs were not yet placed in service as of September 30, 2000. The total $3.5 million of property and equipment purchases was financed as follows: $.8 million in debt, $1.7 million in accounts payable and $1.0 million in cash.

         On August 2, 2000, the Company entered into an Asset Purchase Agreement (the "Agreement") with Copytron, an unrelated entity, to purchase a customer list for a maximum cost of $1,300,000. The terms of the agreement require cash payments of $300,000, payable in four installments with the last installment of $100,000 due on October 9, 2000, and the $1.0 million balance of the purchase price to be paid through the issuance of three tranches of our common stock. Given our financial position, we paid $25,000 on October 9, 2000 as a partial payment on the last installment of $100,000. The $75,000 owing on that last installment remains unpaid as of November 14, 2000. Accordingly, we are in default under the terms of the promissory note. On August 2, 2000, we issued 238,298 shares of newly issued common stock with an aggregate value of approximately $700,000 as payment of the first tranche under the Agreement. We will issue additional shares of common stock on August 2, 2001 and 2002, with each issuance having a then current fair market value of up to $150,000. The additional shares issued on August 2, 2001 and 2002 will be a function of sales in each year. For example, between $700,000 and $1,300,000 in annual sales we will award $25,000 worth of common stock for every $100,000 in sales. If the value of our common stock declines on the first and second anniversaries of the closing, we will be required under the Agreement to make additional cash payment or to issue additional shares of common stock.

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

         As described above, we are currently seeking additional sources of equity or debt financing to fund our operations. Although we have been successful in raising financing in the past, there can be no assurance that any additional financing will be available to us on commercially reasonable terms, or at all. Furthermore, we can provide no assurance that our stockholders will continue to provide additional financing on either an interim or permanent basis. Any inability to obtain the necessary additional financing will have a material adverse effect on us, requiring us to significantly curtail or possibly cease our operations. In addition, any additional equity financing may involve substantial dilution to the interests of the our then existing shareholders.

Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The provisions of SFAS No. 133 are effective for periods beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material effect on the company's financial position or the results of its operations, as the company has not utilized such instruments to date. The Company will adopt this accounting standard on January 1, 2001, as required.

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

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

         On September 29, 2000 Advizex Technologies, LLC filed a complaint against booktech.com, inc. in Middlesex Superior Court for breach of the terms of their contracts with Advizex in the amount of $408,000. On October 6, 2000 booktech.com, inc. paid $124,000 to Advizex. On October 11, 2000 Advizex Technologies, LLC allowed an extension through November 29, 2000 for booktech.com, inc. to file a response to the complaint.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         11.   Computation of Net Loss Per Common Share
         27.   Financial Data Schedules

(b)      Reports on Form 8-K


                  The registrant filed a report on Form 8-K on August 17, 2000, which reported that the Company purchased the customer list of Copytron, Inc. for a maximum purchase price of $1.3 million. The Company is in the process of preparing an amendment to correct statements made in item 2 that audited financial statements of Copytron were required.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 17, 2000              booktech.com, inc.

                                /S/ ___________________________________
                                    Ted Bernhardt
                                    Chief Financial Officer
                                    (Principal Financial and Accounting
                                    Officer)

                                  EXHIBIT INDEX



Exhibit      Description
-------      -----------

11.          Computation of Net Loss Per Common Share

27.          Financial Data Schedules