Form 10QSB/A
period 2000-03-31
BOOKTECH COM INC
filed 2001-07-03
CIK 1090309

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-QSBA/2

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

                        Commission File Number: 000-26903


                               booktech.com, inc.
                               ------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                      88-0409153
-------------------------------                       --------------
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                          ID. No.)

 42 Cummings Park, Woburn, Massachusetts                  01801
 ---------------------------------------                ---------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Common Stock                 18,905,748  Shares
           ------------                 ------------------
         $.00042 Par Value        (Outstanding on March 31, 2000)
                        booktech.com, inc. and Subsidiary

                             INDEX TO FORM 10-QSBA/2


PREFATORY STATEMENT

PART I.   FINANCIAL INFORMATION

ITEM 1--Financial Statements:
         Condensed Consolidated Statements of Operations for the Three
           Months Ended March 31, 2000 (As Restated) and 1999 ...............  3
         Condensed Consolidated Balance Sheets as of March 31, 2000
           (As Restated) and December 31, 1999 ..............................  4
         Condensed Consolidated Statements of Cash Flows for the Three
           Months Ended March 31, 2000 (As Restated) and 1999 ...............  5
         Notes to Unaudited Condensed Consolidated Financial Statements .....  6

ITEM 2--Management's Discussion and Analysis ................................ 12

PART II.  OTHER INFORMATION

ITEM 2--Changes in Securities and Use of Proceeds. .......................... 14

ITEM 4--Submission of Matters to A Vote of Security Holders ................. 14

ITEM 6--Exhibits and Reports on Form 8-K .................................... 14

Signatures .................................................................. 15

Exhibit Index. .............................................................. 16

                               Prefatory Statement
                                to Form 10-QSBA/2
            Amending Form 10-QSB A/1 for quarter ended March 31, 2000

This interim Report on Form 10-QSBA/2 is being filed as a result of the Company's (as defined herein) restatement of its Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2000 as discussed in Note 8 to the Unaudited Condensed Consolidated Financial Statements.

PART I.   FINANCIAL INFORMATION

                        booktech.com, inc. and Subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                    Three Months Ended March 31,
                                                     --------------------------
                                                        2000(1)         1999
                                                     -----------    -----------

Net sales ........................................   $   324,734    $   359,960

Cost of sales ....................................       483,372        422,146
                                                     -----------    -----------

         Gross margin ............................      (158,638)       (62,186)
                                                     -----------    -----------

Operating expenses:

Selling, Marketing, and General and Administrative
  (excluding stock-based compensation costs of
   $247,414 in 2000) .............................       960,836        292,849

Stock-based compensation .........................       247,414           --
                                                     -----------    -----------

         Total operating expenses ................     1,208,250        292,849
                                                     -----------    -----------

Loss from operations .............................    (1,366,888)      (355,035)

Interest expense to related parties ..............        57,858         40,169
Other interest expense ...........................        25,854          1,210
                                                     -----------    -----------

         Total interest expense ..................        83,712         41,379
                                                     -----------    -----------

Net loss .........................................   $(1,450,600)   $  (396,414)
                                                     ===========    ===========

Net loss per share - basic and diluted ...........   $      (.19)   $      (.07)
                                                     ===========    ===========

Shares used in computing basic and diluted net
  loss per share .................................     7,814,488      6,016,552
                                                     ===========    ===========


(1) Restated. See Note 8.

See Notes to Unaudited Condensed Consolidated Financial Statements.

                        booktech.com, inc. and Subsidiary

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                             March 31, 2000(1) December 31, 1999
                                                             ----------------  -----------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents ...................................   $  5,033,132    $     82,753
Accounts receivable, less allowance for returns of $68,600
  in 2000 and $91,700 in 1999 ...............................        167,976         228,466
Other current assets ........................................          6,286            --
                                                                ------------    ------------

Total current assets ........................................      5,207,394         311,219
                                                                ------------    ------------

PROPERTY AND EQUIPMENT, at cost .............................        848,990         808,298
Accumulated depreciation ....................................        (99,865)        (73,928)
                                                                ------------    ------------

Property and equipment, net .................................        749,125         734,370
                                                                ------------    ------------

ACQUIRED TECHNOLOGY AND PATENT APPLICATION ..................        993,103            --
DEPOSITS ....................................................         25,200          25,200
                                                                ------------    ------------

TOTAL .......................................................   $  6,974,822    $  1,070,789
                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Current portion of loans from related parties ...............   $    456,276    $  2,953,759
Current portion of other long-term debt .....................        445,837         437,838
Accounts payable ............................................        820,435       1,282,385
Accrued merger costs ........................................        187,426            --
Accrued interest expense to related parties 9,798 ...........          9,798         354,130
Other accrued expenses ......................................        483,880         410,817
                                                                ------------    ------------

Total current liabilities ...................................      2,403,652       5,438,929
                                                                ------------    ------------

LONG-TERM DEBT ..............................................        100,185         591,824
                                                                ------------    ------------
DEFERRED LEASE OBLIGATION ...................................        135,000         146,250
                                                                ------------    ------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY (DEFICIENCY):
Convertible preferred stock, Series A .......................            897            --
Convertible preferred stock, Series B .......................            462            --
Common stock ................................................          7,940         760,000
Additional paid-in capital ..................................     11,570,820            --
Deferred compensation .......................................       (114,820)           --
Treasury stock ..............................................           --          (187,500)
Accumulated deficit .........................................     (7,129,314)     (5,678,714)
                                                                ------------    ------------

Total stockholders' equity (deficiency) .....................      4,335,985      (5,106,214)
                                                                ------------    ------------

TOTAL .......................................................   $  6,974,822    $  1,070,789
                                                                ============    ============


(1) Restated. See Note 8

See Notes to Unaudited Condensed Consolidated Financial Statements.

                        booktech.com, inc. and Subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                               Three Months Ended March 31,
                                                                              -------------------------------
                                                                                2000(1)               1999
                                                                              -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..................................................................   $(1,450,600)        $  (396,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization .............................................        25,937              10,171
Stock-based compensation ..................................................       247,414                --
Related party interest expense satisfied by issuing Convertible
Preferred Stock, Series A .................................................        56,839                --
Change in assets and liabilities:
Accounts receivable .......................................................        60,490              31,414
Other current assets ......................................................        (6,286)             (5,622)
Deposits ..................................................................          --                (1,200)
Accounts payable ..........................................................      (461,950)           (123,383)
Accrued expenses to related parties .......................................          --                38,879
Other accrued expenses ....................................................        86,350              19,513
                                                                              -----------         -----------

         Net cash used in operating activities ............................    (1,441,806)           (426,642)
                                                                              -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment ...................................       (20,268)
Payment of merger costs ...................................................      (401,000)               --
                                                                              -----------         -----------

         Net cash used in investing activities ............................      (421,268)               (615)
                                                                              -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans from related parties ..................................       317,951             460,000
Repayments of loans to related parties ....................................          (434)             (1,227)
Proceeds from other debt financings .......................................     1,500,000                --
Repayments of other debt financings .......................................          --               (12,901)
Decrease in long-term debt obligation .....................................        (4,064)               --
Net proceeds from issuance of common stock ................................     5,000,000                --
                                                                              -----------         -----------

         Net cash provided from financing activities ......................     6,813,453             445,872
                                                                              -----------         -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS .................................     4,950,379              18,615

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ............................        82,753              16,413
                                                                              -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD ..................................   $ 5,033,132         $    35,028
                                                                              ===========         ===========


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

     Basis of Presentation - The accompanying financial statements are unaudited and have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred net losses of $1,450,600 and $396,414 in the three-month periods ended March 31, 2000 and 1999, respectively. Prior to the merger, as defined in Note 2, the Company's operating losses and working capital needs were funded principally by loans from its stockholders. The Company expects that it will continue to incur losses as it continues its activities pursuant to the current business plan, particularly those related to sales, marketing and content development. These factors, among other things, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

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

     Pursuant to the terms of the Merger Agreement the merger involved the following transactions: (a) the Company issued 7,520,690 shares of its authorized but unissued common stock (the "Common Stock") and 1,100,000 shares of its authorized but unissued Series B Preferred Stock to the former stockholders of booktechMass in exchange for the 25,000 shares of common stock of booktechMass issued and outstanding as of the effective time of the Merger, (b) Certain debt and accrued interest totaling $3,216,171 owed by booktechMass to related parties was converted into 2,135,301 shares of the Company's Series A Preferred Stock, (c) the Company sold to certain investors (the "Purchasers") 4,666,667 shares of its common stock and warrants to purchase 833,333 shares of common stock in a private placement for an aggregate purchase price of $7,000,000 including conversion of the notes payable, advances and accrued interest owed to Verus Investments Holdings, Inc. The Company received net cash proceeds of 5,000,000 from this transaction at the time of the Merger, and (d) the Company purchased technology and a related patent application from Virtuosity Press LLC, a Delaware Limited Liability Company ("Virtuosity"), in exchange for 1,379,310 shares of its common stock.

     At the time of the Merger, the common and preferred shares issued to the former stockholders of booktechMass represented a majority of the Company's voting stock, enabling them to continue having voting and operating control of the Company. The Merger has been accounted for as a capital transaction and was treated as a reverse acquisition as the stockholders of booktechMass received a larger portion of the voting interests in the combined enterprise. Estimated costs of the Merger were $588,426, which have been reflected as a reduction to additional paid-in capital.

     The Company is obligated to file a registration statement to register 5,111,667 shares of common stock by July 31, 2000 and an additional registration statement to register 1,928,823 shares of common stock within six (6) months of the effective date of the first registration statement or within 30 days of the exercise, in whole or in part, by Verus Investments Holdings Inc. of its warrant to purchase 833,333 shares of Common Stock.

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

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2000            1999
                                                    -----------     -----------
     Net sales ...................................  $   324,734     $   359,960
     Loss from operations ........................   (1,366,888)       (355,035)
     Net loss ....................................   (1,392,742)       (357,203)
     Net loss attributable to common
       stockholders ..............................   (1,456,801)       (421,262)

     Net loss per common share ...................  $      (.08)    $      (.02)
     Shares used in computing net loss per
       common share...............................   18,739,081      17,062,529


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Condensed Consolidated Financial Statements (Unaudited) - The Condensed Consolidated Financial Statements furnished herein are unaudited and in the opinion of management, reflect all adjustments which are of a normal recurring nature, necessary to fairly state the Company's financial position, cash flows and the results of operations for the periods presented and have been prepared on a basis substantially consistent with the audited financial statements as of and for the five month period ended December 31,1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for annual periods have been condensed or omitted. Accordingly, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company's annual financial statements included in a Form 8-K filed with the Securities and Exchange Commission on April 4, 2000. The operating results for the interim periods presented are not necessarily indicative of the expected performance for the entire year.

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

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Some of the areas where estimates are utilized include allowances for doubtful accounts and returns, certain accrued expenses, and the valuation allowance on deferred tax assets. Actual results could differ from those estimates.

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

     Property and Equipment - Property and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the various classes of assets or lease terms, whichever is shorter. Estimated useful lives are as follows:

                                                       Years
                                                       -----
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

     Impairment of Long-Lived Assets - Recoverability of intangible and other long-lived assets is determined periodically by comparing the forecasted, undiscounted net cash flows of the operations to which the assets relate to their carrying amounts.

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

     Basic and diluted net loss per common share are the same for all periods presented, as potentially dilutive stock options, common stock warrants, common stock issuable upon the conversion of the convertible preferred stock and unvested restricted stock awards of 4,480,652 (none in 1999) have been excluded from the calculation as their effect is antidilutive.

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

     Supplemental Cash Flow Information - The following table sets forth certain supplemental cash flow information for the three-month periods ended March 31, 2000 and 1999:

                                                                 2000      1999
                                                              ----------  ------

     Cash paid during the period for interest ..............  $     --    $1,290

     Non-Cash Activities
       Conversion of related party loans and accrued
         interest into preferred stock .....................  $3,216,171    --
       Acquisition of technology and related patent
         application with the issuance of Common Stock .....     993,103    --
       Equipment acquired through the issuance of a
         note payable ......................................      20,424    --
       Costs incurred in conjunction with the reverse
         merger ............................................     187,426    --
       Conversion of Verus Investments Holdings, Inc. notes
         payable, advances and related accrued interest
         into Common Stock .................................   2,024,537    --
       Liabilities to the former officers of Ebony & Gold
         Ventures, Inc. forgiven in conjunction with the
         reverse merger ....................................      17,564    --

4.   LONG-TERM DEBT

       Long-term debt consisted of the following at:

                                                       March 31,    December 31,
                                                         2000          1999
                                                       ---------    ----------
         Advance under line of credit ................ $  95,539    $   95,539
         Small Business Administration loans .........    94,818        94,818
         Supplier equipment promissory note ..........   231,254       231,254
         Capital lease obligations ...................   103,987       108,051
         Ford Motor Credit Company ...................    20,424          --
         Purchasers notes payable ....................      --         500,000
                                                       ---------    ----------
                                                         546,022     1,029,662
           Less current portion ......................  (445,837)     (437,838)
                                                       ---------    ----------
         Long-term debt .............................. $ 100,185    $  591,824
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

     Purchasers' Notes Payable - On December 3 and 20, 1999, the Company obtained two promissory notes in the amounts of $250,000 each, bearing an annual interest rate of 8%, from the Purchasers, including Verus Investments Holdings, Inc. of the 4,666,667 shares of the Company's Common Stock. Subsequent to December 31, 1999, the Purchasers loaned an additional $1.5 million to the Company. The entire principal and accrued interest was converted into the Company's Common Stock on March 31, 2000 in conjunction with the Merger. In the event the merger did not occur, the note and related accrued interest were convertible into the Company's Common Stock. Accordingly, the $500,000 note was classified as a long-term liability at December 31, 1999.

5.   STOCKHOLDERS' EQUITY (DEFICIENCY)

     Common Stock -- At March 31, 2000, the Company had authorized 54,523,810 shares of $.00042 par value common stock, of which 18,905,748 shares were issued and outstanding and 5,000,000 shares are reserved for issuance pursuant to the Company's 2000 Stock Option Plan. At December 31, 1999, booktechMass had authorized 200,000 shares of no par value common stock, of which 28,000 shares were issued and 25,000 shares were outstanding.

     Preferred Stock -- At March 31, 2000, the Company had authorized 5,000,000 shares of Preferred Stock which is issuable in one or more series. At March 31, 2000, the Company had issued and outstanding 2,135,301 shares of $.00042 par value Series A Convertible Preferred Stock (the "Series A") with a liquidation preference of approximately $3.2 million and 1,100,000 shares of $.00042 par value Series B Convertible Preferred Stock (the "Series B"). The liquidation preference on the Series A will be increased for any accrued, but unpaid, dividends. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series B have a liquidation preference over any distribution to any securities junior to the Series B and to the Company's common stock equal to the original issue price, as determined by the Company's Board of Directors.

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

     Warrants -- In connection with the Merger (Note 2), the Company issued warrants to purchase 833,333 shares of the Company's common stock at $1.50 per share. The warrants are exercisable 120 days after the merger date (March 31, 2000) and expire on March 31, 2002.

     Stock Option Plan -- The Company's 2000 Stock Option Plan provides for the issuance of nonqualified and incentive stock options to employees, consultants and directors to purchase up to 5,000,000 shares of common stock. Options vest and become exercisable over a four year period and expire in ten years.

     During the three months ended March 31, 2000, the Company granted options to purchase 1,425,738 shares of its common stock at a weighted-average exercise price of $.65 per share to its employees. In addition, in connection with the Merger on March 31, 2000, the Company adjusted the number and exercise price of certain unexercised options. These adjustments were accounted for in accordance with EITF No. 90-9, "Changes to Fixed Employee Stock Option Plans as a Result of Equity Restructuring". Certain options granted during the three months ended March 31, 2000 include a cashless exercise feature allowing the grantee to exercise the option and to utilize the appreciation in the value of the common stock as payment for the shares received. The Company also granted 339,081 restricted stock awards to certain employees during the three months ended March 31, 2000 and recorded compensation expense of $75,000.

     As discussed in Note 3, the Company accounts for stock options granted to employees and non-employee directors in accordance with APB No. 25. Under APB No. 25, compensation expense is recorded when fixed award options are granted with exercise prices at less than the fair value of the common stock on the date of grant. Options with a cashless exercise feature are accounted for as variable award options. Variable award options are subject to remeasurement criteria and could result in additional future compensation expense until such time as the options are either exercised, forfeited or expired without exercise.

     The Company recorded stock-based compensation expense of $247,414 during the three months ended March 31, 2000 relating to the outstanding options and restricted stock awards. Additional stock-based compensation expense will be recorded in the future as the deferred compensation of $114,820 at March 31, 2000 is amortized to expense, and as the variable award options are remeasured at each future reporting date.

6.   COMMITMENTS

     Consulting Agreement -- In connection with the merger, (Note 2), the Company entered into a consulting arrangement with Verus International Ltd. The consulting agreement requires payments of $15,000 per month for a period of two years. The consulting agreement is terminable by either party for cause with five (5) days written notice. Additionally Verus International Ltd. may terminate the agreement without cause upon five days written notice.

     Services Agreement -- In March 1999, the Company entered into an agreement with Xerox Corporation ("Xerox") to provide reproduction services. The term of the agreement is 60 months and initially included base payment increases over the term of the agreement. For financial statement reporting purposes, the Company has recognized the aggregate expenses associated with the agreement using the straight-line method resulting in deferred credits of approximately $180,000 being reported in each of the accompanying condensed consolidated balance sheets. The agreement was renegotiated in May 2000 and the monthly payment was set at $74,523 for the remaining term of the agreement. Subsequent to March 31, 2000, an executive of Xerox joined the Company's Board of Directors.

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

     On March 31, 2000, the Company entered into a consulting arrangement with Verus International Ltd., an affiliate of a Company shareholder (Note 6).

     On March 31, 2000, pursuant to the terms of the Merger Agreement, certain related party loans and accrued interest totaling $3,216,171 owed by the Company were converted into 2,135,301 shares of Series A Preferred Stock. The Company also sold to certain investors (the "Purchasers") 4,666,667 shares of its Common Stock and Warrants to purchase 833,333 shares of its Common Stock for an aggregate purchase price of $7,000,000 including conversion of the notes payable, advances and accrued interest owed to Verus Investments Holdings Inc.

     One member of the Company's Board of Directors serves in an executive capacity with the holder of the equipment supplier promissory notes.

     On April 7, 2000, the Company repaid $148,123 in principal and accrued interest on loans from stockholders using a portion of the proceeds received from the sale of the Common Stock in conjunction with the Merger.

8.   RESTATEMENT

     Subsequent to the issuance of the Company's Condensed Consolidated Financial Statements as of and for the three month period ended March 31, 2000 included within Form 10-QSBA/1 filed on August 11, 2000, the Company's management determined that (1) the stock-based compensation expense for the three months ended March 31, 2000, (2) the number of shares outstanding at March 31, 2000, (3) the weighted-average number of shares outstanding for the three months ended March 31, 2000 was incorrect due to certain equity awards not being considered in the preparation of the Company's interim financial statement and (4) the value assigned to the acquired technology and patent application was in excess of the consideration given. As a result, the accompanying Condensed Consolidated Financial Statements as of and for the three month period ended March 31, 2000 have been restated from the amounts previously reported on Form 10-QSBA/1 to reflect the appropriate accounting and reporting of the aforementioned items. The significant effects of the restatement are as follows:

                                                        As
                                                    Previously
                                                     Reported     As Restated
                                                    -----------   -----------
     At March 31, 2000
     Acquired technology and patent application     $ 2,068,965   $   993,103
     Common stock                                         7,798         7,940
     Additional paid-in capital                      12,701,832    11,570,820
     Deferred compensation                                 --        (114,820)
     Accumulated deficit                             (7,299,142)   (7,129,314)
     Number of shares outstanding                    18,566,667    18,905,748

     For the three months ended March 31
     Stock-based compensation expense               $   417,242   $   247,414
     Loss from operations                            (1,536,716)   (1,366,888)
     Net loss                                        (1,620,428)   (1,450,600)
     Net loss per share - basic and diluted               (0.21)        (0.19)

     Shares used in computing basic and diluted
       net loss per common share                      7,643,423     7,814,488

9.   NET LOSS PER SHARE

     A reconciliation of net loss and weighted-average common shares outstanding for purposes of calculating basic and diluted net income per share is as follows for the three months ended March 31:

                                                       2000           1999
                                                    -----------    ----------
     NUMERATOR:
       Net loss ..................................  $(1,450,600)   $ (396,414)
       Preferred stock dividends..................         --           --
                                                    -----------    ----------
       Net loss attributable to common
         stockholders ............................  $(1,450,600)   $ (396,414)
                                                    -----------    ----------

     DENOMINATOR:
       Weighted average number of common shares
         outstanding:
           Common stock ..........................    7,814,488     6,016,552
           Effect of potentially dilutive common
             shares...............................         --           --
                                                    -----------    ----------
                Total.............................    7,814,488     6,016,552
                                                    -----------    ----------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Safe Harbor Statement

Certain statements in this Form 10-QSBA/2, including information set forth under
Item 2 Management's Discussion and Analysis contain trend analysis and other "forward-looking statements." These statements relate to future events or other future financial performance, and are identified by terminology such as "may", "will", "should", "expects", "anticipates", "plans", "intends", believes", "estimates", or "continues" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results could differ materially from those set forth in the forward-looking statements. Moreover, this discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements for the periods specified and the associated notes.

Restatement of Financial Statements

Subsequent to the issuance of the Company's Condensed Consolidated Financial Statements as of and for the three month period ended March 31, 2000 included within Form 10-QSBA/1 filed on August 11, 2000, the Company's management determined that (1) the stock-based compensation expense for the three months ended March 31, 2000, (2) the number of shares outstanding at March 31, 2000,
(3) the weighted-average number of shares outstanding for the three months ended March 31, 2000 was incorrect due to certain equity awards not being considered in the preparation of the Company's interim financial statements, and (4) the value assigned to the acquired technology and patent application was in excess of the consideration given. As a result, the Company's Condensed Consolidated Financial Statements as of and for the three month period ended March 31, 2000 have been restated from the amounts previously reported on Form 10-QSBA/1 to reflect the appropriate accounting and reporting of the aforementioned items. The significant effects of the restatement are disclosed in Note 8 to the Unaudited Condensed Consolidated Financial Statements. The following discussions give rise to the restated amounts.

Overview

As described in Note 2 to the Condensed Consolidated Financial Statements, the accounting applied in the Merger of booktech.com, inc., a Nevada corporation (the "Company") and booktech.com, inc. a Massachusetts corporation ("booktechMass") differs from the legal form. As the Merger was was accounted for as a capital transaction and was treated as a reverse acquisition, the historical financial results of the Company are those of booktechMass.

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

Selling, Marketing, and General and Administrative expenses (excluding stock-based compensation costs) increased to $960,836 from $292,849 in 1999 due to compensation and facility costs associated with the increase in the number of employees hired by the Company to: (1) attempt to build market share in higher education and research and identify new markets for the Company's products; (2) develop the Company's e-commerce portal to meet the demand for customized learning materials; and (3) expand the Company's digital library of educational content.

Stock-based compensation expense of $247,414 in 2000 represents costs relating to stock options and restricted stock awards. Additional stock-based compensation expense will be recorded in the future as the unvested stock options and restricted stock awards become vested, and as the variable award options are remeasured at each future reporting date until the options are exercised, forfeited or expire unexercised. There were no stock-based compensation costs in 1999.

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

The net loss increased to $1,450,600 in 2000 from $396,414 in 1999, primarily due to expenditures made to position the Company for future growth and to the stock-based compensation costs.

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

In conjunction with the Merger, the Company (1) refinanced $2,815,000 of stockholder and director loans plus $401,171 in related accrued interest with the issuance of 2,135,301 shares of Series A Preferred Stock; (2) purchased new technology and a related patent application with the issuance of 1,379,310 shares of common stock; and (3) sold 4,666,667 shares of common stock and warrants to purchase 833,333 shares of its Common Stock for an aggregate purchase price of $7 million, including conversion of the notes payable and advances owed to Verus Investments Holdings Inc. As a result, the Company had a cash balance of $5,033,132 and a positive working capital of $2,803,742 at March 31, 2000.

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

                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In conjunction with the Merger, the Company sold 4,666,667 shares of its common stock at $1.50 per share pursuant to Section 4(2) of the Securities Act of 1933, as amended, and warrants to purchase 833,333 shares of Common Stock for an aggregate purchase price of $7 million including conversion of the notes payable and advances owed to Verus Investments Holdings, Inc. The Purchasers also received warrants to purchase an additional 833,333 shares of the Company's common stock at an exercise price of $1.50 per share. The proceeds from the sale will be used for working capital and general corporate or other purposes as the Company may determine from time to time in its discretion.

In addition, in connection with the Merger, the Company purchased technology and a related patent application from Virtuosity Press LLC, a Delaware Limited Liability Company, in exchange for 1,379,310 shares of the Company's Common Stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a Special Meeting of Stockholders of booktech.com, inc. on March 7, 2000 duly adjourned and reconvened on March 30, 2000, stockholders holding approximately 80% of the common shares outstanding approved the following matters: (i) a change of name from Ebony & Gold Ventures, Inc., to "booktech.com, inc."; (ii) the authorization of a class of Preferred Stock in such series and with such rights, privileges and preferences as the Board of Directors may determine from time to time; (iii) the increase of the number of the Company's authorized Directors to seven (7); and (iv) the Company's 2000 Stock Option Plan.

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

     10.4   Oracle Time & Materials Contract Fast Forward ERP Development

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

     The registrant filed a report on Form 8-K on June 16, 2000 which reported that the purchase of a patent application with shares of the Company's common stock should not have been reported within the Condensed Consolidated Statement of Cash Flows contained in the Company's Form 10-QSB for the period ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 2, 2001                              booktech.com, inc.

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

10.4        Oracle Time and Materials Contract Fast Forward ERP Development

10.5        Oracle Time and Materials Contract Professor Portal Development

10.6        Consulting Agreement with Verus International Ltd.

11.1        Computation of Net Loss Per Common Share