Form 10QSB/A
period 2000-06-30
BOOKTECH COM INC
filed 2001-07-03
CIK 1090309

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

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

                        Commission File Number: 000-26903

                               booktech.com, inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                          88-0409153
-------------------------------                       ----------------------
(State or other jurisdiction of                       (IRS Employer ID. No.)
 incorporation or organization)


                  42 Cummings Park, Woburn, Massachusetts 01801
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (781) 933-5400
                                                          ---------------

             (Former name and address, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
            ---  ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Common Stock                           19,146,546 Shares
        ------------                           -----------------

     $.00042 Par Value                  (Outstanding on August 10, 2000)
                        booktech.com, inc. and Subsidiary

                             INDEX TO FORM 10-QSBA/1

PART I.   FINANCIAL INFORMATION


ITEM 1--Financial Statements:
                  Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2000 (As Restated)
                       and 1999............................................................................................3
                  Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2000 (As Restated)
                       and 1999............................................................................................4
                  Condensed Consolidated Balance Sheets as of June 30, 2000 (As Restated) and December 31, 1999............5
                  Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 (As Restated)
                      and 1999.............................................................................................6
                  Notes to Unaudited Condensed Consolidated Financial Statements...........................................7

ITEM 2--Management's Discussion and Analysis..............................................................................14

PART II.   OTHER INFORMATION

ITEM 6--Exhibits and Reports on Form 8-K..................................................................................17

Signatures................................................................................................................18

Exhibit Index.............................................................................................................19


PART I.   FINANCIAL INFORMATION

                               Prefatory Statement
                                to Form 10-QSBA/1
              Amending Form 10-QSB for quarter ended June 30, 2000

This interim Report on Form 10-QSBA/1 is being filed as a result of the Company's (as defined herein) restatement of its Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2000 as discussed in Note 10 to the Unaudited Condensed Consolidated Financial Statements.



                        booktech.com, inc. and Subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                       Three Months Ended June 30,
                                                                                   -----------------------------------
                                                                                   2000 (1)                    1999
                                                                                   --------                    ----
Net sales.......................................................................  $   168,009                $  61,926

Cost of sales...................................................................      351,043                  273,875
                                                                                  -----------                ---------

           Gross margin.........................................................     (183,034)                (211,949)
                                                                                  -----------                ---------

Operating expenses:

Selling, marketing and general and administrative (excluding
stock-based compensation costs of $1,413,379 in 2000)...........................    1,573,924                  416,866

Stock-based compensation........................................................    1,413,379                       --
                                                                                  -----------                ---------

           Total operating expenses.............................................    2,987,303                  416,866
                                                                                  -----------                ---------

Loss from operations............................................................   (3,170,337)                (628,815)
                                                                                  -----------                ---------

Interest expense to related parties.............................................          --                    50,514

Other interest expense..........................................................       14,497                    6,420
                                                                                  -----------                ---------

           Total interest expense...............................................       14,497                   56,934
                                                                                  -----------                ---------

Interest income.................................................................       26,679                      102
                                                                                  -----------                ---------

Net loss........................................................................   (3,158,155)                (685,647)

Accrued dividends on preferred stock............................................       64,771                       --
                                                                                  -----------                ---------

Net loss attributable to common stockholders....................................  $(3,222,926)               $(685,647)
                                                                                  ===========                =========

Net loss attributable to common stockholders per share - basic
and diluted.....................................................................      $(0.17)                   $(0.11)
                                                                                  ===========                =========

Shares used in computing basic and diluted net loss per share...................   18,739,933                6,016,552
                                                                                  ===========                =========



(1) Restated. See Note 10.

       See Notes to Unaudited Condensed Consolidated Financial Statements.

                        booktech.com, inc. and Subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                                                        Six Months Ended June 30,
                                                                                   -----------------------------------
                                                                                   2000 (1)                   1999
                                                                                   --------                   ----
Net sales.......................................................................  $   492,743              $   421,886

Cost of sales...................................................................      834,415                  696,021
                                                                                  -----------              -----------

           Gross margin.........................................................    (341,672)                 (274,135)
                                                                                  -----------              -----------

Operating expenses:

Selling, marketing and general and administrative (excluding
stock-based compensation costs of $1,660,793 in 2000)...........................    2,534,760                  709,715

Stock-based compensation........................................................    1,660,793                       --
                                                                                  -----------              -----------

           Total operating expenses.............................................    4,195,553                  709,715
                                                                                  -----------              -----------

Loss from operations............................................................   (4,537,225)                (983,850)
                                                                                  -----------              -----------

Interest expense to related parties.............................................       57,858                   90,683

Other interest expense..........................................................       40,351                    7,630
                                                                                  -----------              -----------

           Total interest expense...............................................       98,209                   98,313
                                                                                  -----------              -----------

Interest income.................................................................       26,679                      102
                                                                                  -----------              -----------

Net loss........................................................................   (4,608,755)              (1,082,061)

Accrued dividends on preferred stock............................................       64,771                       --
                                                                                  -----------              -----------

Net loss attributable to common stockholders....................................  $(4,673,526)             $(1,082,061)
                                                                                  ===========              ===========
Net loss attributable to common stockholders per share - basic
and diluted.....................................................................       $(0.35)                  $(0.18)
                                                                                  ===========              ===========

Shares used in computing basic and diluted net loss per share...................   13,277,210                6,016,552
                                                                                  ===========              ===========


(1) Restated. See Note 10.

       See Notes to Unaudited Condensed Consolidated Financial Statements.

                        booktech.com, inc. and Subsidiary

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                  June 30, 2000 (1)       December 31, 1999
                                                                                  -----------------       -----------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents....................................................... $  1,214,678               $   82,753

Accounts receivable, less allowance for returns of $30,100 in
2000 and $91,700 in 1999........................................................      137,873                  228,466

Other current assets............................................................      115,707                       --
                                                                                 ------------               ----------

Total current assets............................................................    1,468,258                  311,219
                                                                                  -----------              -----------

PROPERTY AND EQUIPMENT, at cost.................................................    3,363,923                  808,298

Accumulated depreciation........................................................     (157,103)                 (73,928)
                                                                                 ------------               ----------

Property and equipment, net.....................................................    3,206,820                  734,370
                                                                                  -----------              -----------

ACQUIRED TECHNOLOGY AND PATENT APPLICATION......................................      993,103                       --

DEPOSITS AND OTHER ASSETS.......................................................      312,500                   25,200
                                                                                 ------------               ----------

TOTAL........................................................................... $  5,980,681               $1,070,789
                                                                                 ============               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:

Current portion of long-term debt............................................... $    456,443               $  437,838

Current portion of loans from related parties...................................          --                 2,953,759

Accounts payable................................................................    1,149,486                1,282,385

Accrued payroll and other expense...............................................    1,204,841                  410,817

Accrued interest expense to related parties.....................................         --                    354,130
                                                                                 ------------               ----------

Total current liabilities.......................................................    2,810,770                5,438,929
                                                                                  -----------              -----------

LONG-TERM DEBT..................................................................      454,952                  591,824
                                                                                  -----------              -----------

DEFERRED LEASE OBLIGATION.......................................................      123,750                  146,250
                                                                                  -----------              -----------

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY (DEFICIENCY):

Convertible preferred stock, Series A...........................................          897                       --

Convertible preferred stock, Series B...........................................          462                       --

Common stock....................................................................        7,941                  760,000

Additional paid-in capital......................................................   12,951,296                       --

Deferred compensation...........................................................      (81,918)                      --

Treasury stock..................................................................          --                  (187,500)

Accumulated deficit.............................................................  (10,287,469)              (5,678,714)
                                                                                  -----------               ----------

Total stockholders' equity (deficiency).........................................    2,591,209               (5,106,214)
                                                                                  -----------               ----------

TOTAL...........................................................................  $ 5,980,681               $1,070,789
                                                                                  ===========               ==========


(1) Restated. See Note 10.

       See Notes to Unaudited Condensed Consolidated Financial Statements.

                        booktech.com, inc. and Subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                        Six Months Ended June 30,
                                                                                    ----------------------------------

                                                                                    2000 (1)                  1999
                                                                                    --------                  ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss........................................................................ $ (4,608,755)             $(1,082,061)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization...................................................       83,175                   23,478

Stock-based compensation........................................................    1,660,793                       --

Related party interest expense satisfied by issuing Convertible
Preferred Stock, Series A.......................................................       56,839                       --

Change in assets and liabilities:

Accounts receivable, net........................................................       90,593                   21,588

Other current assets............................................................     (115,707)                 (11,369)

Deposits and other assets.......................................................     (287,300)                  (1,200)

Accounts payable................................................................     (603,431)                 (72,675)

Accrued payroll and other expense...............................................        2,919                   19,441

Accrued expenses to related parties.............................................       (9,798)                  89,394

Deferred lease obligation.......................................................      (22,500)                  54,000
                                                                                 ------------              -----------

                Net cash used in operating activities...........................   (3,753,172)                (959,404)
                                                                                 ------------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Expenditures for property and equipment.........................................    (459,526)                  (10,836)

Payment of merger costs.........................................................    (588,426)                       --
                                                                                 ------------              -----------

            Net cash used in investing activities...............................   (1,047,952)                 (10,836)
                                                                                 ------------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from loans from related parties........................................      317,951                1,180,000

Repayments of loans to related parties..........................................     (456,710)                  (7,000)

Proceeds from other debt financings.............................................    1,500,000                       --

Repayments of other debt financings.............................................     (428,192)                (162,945)

Net proceeds from issuance of common stock......................................    5,000,000                       --
                                                                                 ------------              -----------

                Net cash provided from financing activities.....................    5,933,049                1,010,055
                                                                                 ------------              -----------

NET INCREASE IN CASH AND EQUIVALENTS............................................    1,131,925                   39,815

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................................       82,753                   16,413
                                                                                 ------------              -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD........................................ $  1,214,678              $    56,228
                                                                                 ============              ===========


(1) Restated. See Note 10.

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

    Basis of Presentation - The accompanying financial statements are unaudited and have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred net losses of $4,608,755 and $1,082,061 in the six-month periods ended June 30, 2000 and 1999, respectively. Prior to the Merger, as defined in Note 2, the Company's operating losses and working capital needs were funded principally by loans from its shareholders. The Company expects that it will continue to incur losses as it continues its activities pursuant to the current business plan, particularly those related to sales, marketing and content development. These factors, among other things, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

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

    Pursuant to the terms of the Merger Agreement, the Merger involved the following transactions: (a) the Company issued 7,520,690 shares of its authorized but unissued common stock (the "Common Stock") and 1,100,000 shares of its authorized but unissued Series B Preferred Stock to the former shareholders of booktechMass in exchange for the 25,000 shares of common stock of booktechMass issued and outstanding as of the effective time of the Merger; (b) certain debt and accrued interest totaling $3,216,171 owed by booktechMass to related parties was converted into 2,135,301 shares of the Company's Series A Preferred Stock; (c) the Company sold to certain investors (the "Purchasers") 4,666,667 shares of its Common Stock and warrants to purchase 833,333 shares of common stock in a private placement for an aggregate purchase price of $7,000,000, including conversion of the notes payable, advances and accrued interest owed to Verus Investments Holdings, Inc.. (at the time of the Merger, the Company received net cash proceeds of $5,000,000 from this transaction); and (d) the Company purchased technology and a related patent application from Virtuosity Press LLC, a Delaware Limited Liability Company ("Virtuosity"), in exchange for 1,379,310 shares of its Common Stock.

    At the time of the Merger, the common and preferred shares issued to the former stockholders of booktechMass represented a majority of the Company's voting stock, enabling them to retain voting and operating control of the Company. The Merger has been accounted for as a capital transaction and was treated as a reverse acquisition as the shareholders of booktechMass received a larger portion of the voting interests in the combined enterprise. Estimated costs of the Merger were $588,426, which have been reflected as a reduction to additional paid-in capital.

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


                                                                                         Six Months Ended June 30,
                                                                                   -----------------------------------
                                                                                      2000                     1999
                                                                                      ----                     ----
          Net sales.............................................................  $   492,743              $   421,886
          Loss from operations..................................................   (4,537,225)                (997,075)
          Net loss..............................................................   (4,552,276)              (1,006,969)
          Net loss attributable to common stockholders..........................   (4,681,818)              (1,135,799)

          Net loss attributable to common stockholders per
              share - basic and diluted.........................................       $(0.25)                   $(.07)

          Shares used in computing net loss per common share....................   18,739,507               17,062,529



3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Condensed Consolidated Financial Statements (Unaudited) - The Condensed Consolidated Financial Statements furnished herein are unaudited and in the opinion of management, reflect all adjustments which are of a normal recurring nature, necessary to fairly state the Company's financial position, cash flows and the results of operations for the periods presented and have been prepared on a basis substantially consistent with the audited financial statements as of and for the five-month period ended December 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for annual periods have been condensed or omitted. Accordingly, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Company's annual financial statements included in a Form 8-K filed with the Securities and Exchange Commission on April 4, 2000. The operating results for the interim periods are not necessarily indicative of the expected performance for the entire year.

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

    Property and Equipment - Property and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the various classes of assets or lease terms, whichever is shorter. Estimated ranges of useful lives are as follows:

                                                                   Years
                                                                   -----

    Furniture and fixtures                                           7
    Office and computer equipment                                    3-5
    Leasehold improvements                                           1-5
    Computer software                                                3

    Property and equipment consisted of the following at:


                                                                             June 30, 2000       December 31, 1999
                                                                             -------------       -----------------
          Computer software..................................................  $1,793,299              $314,491
          Office and computer equipment......................................   1,226,381               263,241
          Furniture and fixtures.............................................     196,364               149,934
          Leasehold improvements.............................................      80,963                80,632
          Vehicles...........................................................      66,916                   --
                                                                               ----------              --------

                       Total property and equipment..........................   3,363,923               808,298

                          Less accumulated depreciation and amortization ....    (157,103)              (73,928)
                                                                               ----------              --------

                     Property and equipment, net.............................  $3,206,820              $734,370
                                                                               ==========              ========

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

    Earnings Per Share - The Company computes basic and diluted earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share". Basic earnings per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Dividends on the Series A Preferred Stock, which are payable in additional shares of common stock, have been accrued at the rate of 8% per annum in determining the net loss attributable to common stockholders. Such accrued dividends are reported within additional paid-in capital.

    Basic and diluted loss per common share are the same for all periods presented, as potentially dilutive stock options, common stock warrants, common stock issuable upon the conversion of the convertible preferred stock and unvested restricted stock of 4,484,652 in 2000 and 344,828 in 1999 have been excluded from the calculation as their effect is antidilutive.

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

    Supplemental Cash Flow Information - The following table sets forth certain supplemental cash flow information for the six-month periods ended June 30, 2000 and 1999:

                                                                                                  2000               1999
                                                                                                  ----               ----

      Cash paid during the period for interest...............................................   $   10,829          $ 22,660

      Non-Cash Financing Activities

        Conversion of related party loans and accrued interest into preferred stock..........   $3,216,171          $  --
        Acquisition of technology and related patent application with the issuance of
            common stock.....................................................................      993,103             --
        Conversion of Verus Investments Holdings, Inc. notes payable, advances and related
            accrued interest into common stock...............................................    2,024,537             --

        Equipment acquired through the issuance of debt and trade credit.....................    2,096,099             --
        Liabilities to the former officers of Ebony & Gold Ventures, Inc. forgiven in
           conjunction with the reverse merger...............................................       17,564             --
        Conversion of accounts payable into long-term debt...................................        --              406,514


4. LONG-TERM DEBT

        Long-term debt consisted of the following at:

                                                                                                   June 30,        December 31,
                                                                                                    2000               1999
                                                                                                    ----               ----
        Computer equipment promissory notes.............................................            $790,750          $   --
        Capital lease obligations.......................................................             101,470           108,051
        Ford Motor Credit Company.......................................................              19,175              --
        Purchasers notes payable........................................................                --             500,000
        Equipment supplier promissory note..............................................                --             231,254
        Advance under line of credit....................................................                --              95,539



      Small Business Administration loans.............................................                 --             94,818

                                                                                                   911,395         1,029,662
             Less current portion ....................................................            (456,443)         (437,838)
                                                                                                  --------         ---------

        Long-term debt ...............................................................            $454,952         $ 591,824
                                                                                                  ========         =========


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

    Purchasers Notes Payable - During 1999, the Company obtained two promissory notes from Verus Investments Holdings, Inc. ("Verus") in the amounts of $250,000 each, bearing an annual interest rate of 8%. The notes payable, advances and accrued interest were converted into the Company's common stock on March 31, 2000 in conjunction with the Merger.

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

5. STOCK-BASED COMPENSATION

    During the six months ended June 30, 2000, the Company granted options to purchase 1,429,738 shares of its common stock at a weighted-average exercise price of $.66 per share to its employees. In addition, in connection with the Merger on March 31, 2000, the Company adjusted the number and exercise price of certain unexercised options. These adjustments were accounted for in accordance with EITF No. 90-9, "Changes to Fixed Employee Stock Option Plans as a Result of Equity Restructuring". Certain options granted during the six months ended June 30, 2000 include a cashless exercise feature allowing the grantee to exercise the option and to utilize the appreciation in the value of the common stock as payment for the shares received. The Company also granted 341,581 restricted stock awards to certain employees during the six months ended June 30, 2000 and recorded compensation expense of $112,200.

    As discussed in Note 3, the Company accounts for stock options granted to employees and non-employee directors in accordance with APB No. 25. Under APB No. 25, compensation expense is recorded when fixed award options are granted with exercise prices at less than the fair value of the common stock on the date of grant. Options with a cashless exercise feature are accounted for as variable award options. Variable award options are subject to remeasurement criteria and could result in additional future compensation expense until such time as the options are either exercised, forfeited or expire without exercise.

    The Company recorded stock-based compensation expense of $1,413,379 and $1,660,793 during the three and six months ended June 30, 2000, respectively, relating to the outstanding options and restricted stock awards. Additional stock-based compensation expense will be recorded in the future as the deferred compensation of $81,918 at June 30, 2000 is amortized to expense, and as the variable award options are remeasured at each future reporting date.

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

    Services Agreement - In March 1999, the Company entered into an agreement with Xerox Corporation ("Xerox") to provide reproduction services. The term of the agreement is 60 months and initially included base payment increases over the term of the agreement. For financial statement reporting purposes, the Company has recognized the aggregate expenses associated with the agreement using the straight-line method resulting in deferred credits of approximately $168,500 and $180,000 being reported in the accompanying respective June 30, 2000 and December 31, 1999 condensed consolidated balance sheets. The agreement was renegotiated in May 2000 and the monthly payment was set at $74,523 for the remaining term of the agreement. An executive of Xerox is a member of the Company's Board of Directors.

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

    On March 31, 2000, the Company entered into a consulting arrangement with Verus International, Ltd., an affiliate of a Company shareholder (Note 6).

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

    One member of the Company's Board of Directors serves in an executive capacity with the holder of the equipment supplier promissory note.

8. PREFERRED STOCK

    The Company has 5 million shares of authorized preferred stock. In connection with the Merger, the Company issued 2,135,301 shares of Series A Preferred Stock, $.00042 par value (the "Series A Preferred Stock") and 1,100,000 shares of Series B Preferred Stock, $.00042 par value (the "Series B Preferred Stock").

    The Series A Preferred Stock carries a dividend at the rate of 8% per annum, payable on January 1 of each year in additional shares of common stock. The number of shares of common stock issued is determined based upon the fair market value of the Company's common stock during the twenty-five (25) days prior to the dividend payment date. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series A Preferred Stock have a liquidation preference over any distribution to securities junior to the Series A Preferred Stock equal to $1.50 per share plus any accrued but unpaid dividends. The Series A liquidation preference approximated $3.3 million at June 30, 2000. The Series A Preferred Stock is convertible into common stock at the option of the holder at a ratio of three and one-half (3 1/2) shares of Series A Preferred Stock for each common share to be issued. The conversion rate is subject to adjustment for stock splits, stock dividends or other similar events. The holders of the Series A Preferred Stock vote together with the holders of the common stock. Each set of three and one half (3 1/2) shares of Series A Preferred Stock has one (1) vote.

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

9. SUBSEQUENT EVENT

    On August 2, 2000, the Company entered into an Asset Purchase Agreement (the "Agreement") with Copytron, an unrelated entity, to purchase a customer list for a maximum aggregate purchase price of up to $1,300,000. The terms of the agreement required aggregate cash payments of $300,000, $100,000 at closing, and $200,000 payable in three installments with the last $100,000 due on October 9, 2000, and the $1.0 million balance of the purchase price to be paid through the issuance of three tranches of our common stock. The Company paid $100,000 at closing. On August 2, 2000, the Company issued 238,298 shares of common stock with an aggregate value of $700,000 as payment of the first tranche under the Agreement. On the one year anniversary of the Agreement, and in the event that the fair value of the Company's common stock is less than the fair market value, as defined in the Agreement, the Company is obligated to pay, either in cash or in common stock at the discretion of the Company, an amount, which when combined with the value of the original issuance of the Company common stock has an aggregate value of $700,000. The Company intends to satisfy this requirement by issuing additional shares of common stock. In addition, the Company will issue additional shares of common stock on August 2, 2001 and 2002, if annual sales from customers previously served by Copytron exceed $700,000, with each issuance having a then current fair market value of up to $150,000.

    In connection with the asset purchase agreement, the Company entered into a two-year consulting agreement (extendable for a third year at the option of the Company) with a principal of the selling entity. The agreement provides for annual cash compensation of $50,000.

10. RESTATEMENT

    Subsequent to the issuance of the Company's Condensed Consolidated Financial Statements as of and for the three and six month periods ended June 30, 2000, the Company's management determined that (1) the stock-based compensation expense for the three and six months ended June 30, 2000, (2) the number of common shares outstanding at June 30, 2000, (3) the weighted-average number of common shares outstanding for the three and six months ended June 30, 2000 were incorrect due to certain equity awards not being considered in the preparation of the Company's interim financial statements, and (4) the value assigned to the acquired technology and patent application was in excess of the consideration given. As a result, the accompanying Condensed Consolidated Financial Statements as of and for the three and six month periods ended June 30, 2000 have been restated from the amounts previously reported to reflect the appropriate accounting and reporting of the aforementioned items. The significant effects of the restatement are as follows:

                                                                                   As
                                                                               Previously
                                                                                 Reported          As Restated
                                                                               -----------         -----------
    At June 30, 2000:

    Acquired technology and patent application                                 $ 2,068,965        $    993,103
    Common stock                                                                     7,799               7,941
    Additional paid-in capital                                                  12,714,581          12,951,297
    Deferred compensation                                                               --             (81,918)
    Accumulated deficit                                                         (9,056,668)        (10,287,469)
    Number of common shares outstanding                                         18,568,667          18,908,248

    For the three months ended June 30, 2000:

    Stock-based compensation expense                                           $    12,750        $  1,413,379
    Loss from operations                                                        (1,769,708)         (3,170,337)
    Net loss                                                                    (1,757,526)         (3,158,155)
    Net loss attributable to common stockholders                                (1,822,297)         (3,222,926)
    Net loss per share - basic and diluted                                           (0.10)              (0.17)

    Shares used in computing basic and diluted net loss per common share        18,567,326          18,739,933

    For the six months ended June 30, 2000:

    Stock-based compensation expense                                              $429,992        $  1,660,793
    Loss from operations                                                        (3,306,424)         (4,537,225)
    Net loss                                                                    (3,377,954)         (4,608,755)
    Net loss attributable to common stockholders                                (3,442,725)         (4,673,526)
    Net loss per share - basic and diluted                                           (0.26)              (0.35)

    Shares used in computing basic and diluted net loss per common share        13,135,551          13,277,210



11.  NET LOSS PER SHARE

     A reconciliation of net loss and weighted-average common shares outstanding for purposes of calculating basic and diluted net income per share is as follows for the three and six months ended June 30:

                                                       2000           1999
                                                    -----------    ----------
     Three months ended June 30:

     NUMERATOR:
       Net loss ..................................  $(3,158,155)  $  (685,647)
       Preferred stock dividends..................      (64,771)         --
                                                    -----------   -----------
       Net loss attributable to common
         stockholders ............................  $(3,222,926)  $  (685,647)
                                                    -----------   -----------

     DENOMINATOR:
       Weighted average number of common shares
         outstanding:
           Common stock ..........................   18,739,933     6,016,552
           Effect of potentially dilutive common
             shares...............................         --            --
                                                    -----------   -----------
                Total.............................   18,739,933     6,016,552
                                                    -----------   -----------

     Six months ended June 30:

     NUMERATOR:
       Net loss ..................................  $(4,608,755)  $(1,082,061)
       Preferred stock dividends..................      (64,771)         --
                                                    -----------   -----------
       Net loss attributable to common
         stockholders ............................  $(4,673,526)  $(1,082,061)
                                                    -----------   -----------

     DENOMINATOR:
       Weighted average number of common shares
         outstanding:
           Common stock ..........................   13,277,210     6,016,552
           Effect of potentially dilutive common
             shares...............................         --            --
                                                    -----------   -----------
                Total.............................   13,277,210     6,016,552
                                                    -----------   -----------






                                     *******

                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Safe Harbor Statement

Certain statements in this Form 10-QSBA/1, including information set forth under
Item 2 Management's Discussion and Analysis, contains trend analysis and other "forward-looking statements." These statements relate to future events or other future financial performance, and are identified by terminology such as "may", "will", "should", "expects", "anticipates", "plans", "intends", believes", "estimates", or "continues" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results could differ materially from those set forth in the forward-looking statements. Moreover, this discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements for the periods specified and the associated notes. Further reference should be made to the Company's audited financial statements as of December 31, 1999 and for the five months then ended.

Restatement of Financial Statements

Subsequent to the issuance of the Company's Condensed Consolidated Financial Statements as of and for the three and six month periods ended June 30, 2000, the Company's management determined that (1) the stock-based compensation expense for the three and six months ended June 30, 2000, (2) the number of common shares outstanding at June 30, 2000, (3) the weighted-average number of common shares outstanding for the three and six months ended June 30, 2000 were incorrect due to certain equity awards not being considered in the preparation of the Company's interim financial statements, and (4) the value assigned to the acquired technology and patent application was in excess of the consideration given. As a result, the accompanying Condensed Consolidated Financial Statements as of and for the three and six month periods ended June 30, 2000 have been restated from the amounts previously reported to reflect the appropriate accounting and reporting of the aforementioned items. The significant effects of the restatement are disclosed in Note 10 to the Unaudited Condensed Consolidated Financial Statements. The following discussions give rise to the restated amounts.



Overview

As described in Note 2 to the Condensed Consolidated Financial Statements, the accounting applied in the merger of booktech.com, inc., a Nevada corporation (the "Company") and booktech.com, inc., a Massachusetts corporation ("booktechMass") differs from the legal form. As the Merger was was accounted for as a capital transaction and was treated as a reverse acquisition, the historical financial results of the Company prior to the Merger are those of booktechMass.

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

The Company's business is highly seasonal in nature. More than 75% of its revenues are generated in the third and fourth quarters of the fiscal year since that period includes the traditional educational publishing selling season. Operating losses have historically been greater in the first and second quarters during a period when publishing revenues are at their lowest levels. See Note 3 to the accompanying Unaudited Condensed Consolidated Financial Statements, "Concentration of Credit Risk and Major Customers Information.

The discussion below assumes that the Company can continue to do business on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the six months ended June 30, 2000 and 1999, the Company incurred net losses of $4,608,755 and $1,082,061, respectively. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

Selling, marketing, and general and administrative expenses (excluding stock-based compensation) increased to $1,573,924 in 2000 from $416,866 in 1999 due primarily to higher compensation and related benefits and facility costs associated with the increase in the number of employees hired by the Company to:
(a) build market share in higher education; (b) research and identify new markets for the Company's products; (c) develop the Company's e-commerce portal to meet the demand for customized learning materials; and (d) expand the Company's digital library of educational content. Legal and accounting expenses also increased due to the costs normally associated with being a public company.

Stock-based compensation expense of $1,413,379 in 2000 represents costs relating to stock options and restricted stock awards. Additional stock-based compensation expense will be recorded in the future as the unvested stock options and restricted stock awards become vested, and as the variable award options are remeasured at each future reporting date until the options are exercised, forfeited or expire unexercised.. There were no stock-based compensation costs in 1999.

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

The net loss increased to $3,158,155 in 2000 from $685,647 in 1999, primarily due to higher selling, marketing and general and administrative expenses and to the stock-based compensation expenses.

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

Selling, marketing, and general and administrative expenses (excluding stock-based compensation) increased to $2,534,760 in 2000 from $709,715 in 1999 due primarily to higher compensation and related benefits and facility costs associated with the increase in the number of employees hired by the Company to:
(a) build market share in higher education; (b) research and identify new markets for the Company's products; (c) develop the Company's e-commerce portal to meet the demand for customized learning materials; and (d) expand the Company's digital library of educational content. Legal and accounting expenses also increased due to the costs normally associated with being a public company.

Stock-based compensation expense of $1,660,793 in 2000 represents costs relating to stock options and restricted stock awards. Additional stock-based compensation expense will be recorded in the future as the unvested stock options and restricted stock awards become vested, and as the variable award options are remeasured at each future reporting date until the options are exercised, forfeited or expire unexercised. There were no stock-based compensation costs in 1999.

Interest expense of $98,209 in 2000 approximated the $98,313 in 1999.

Due to the uncertainty that exists regarding the future realization of our tax net operating loss carryforwards, we have not recorded a net tax asset.

The net loss increased to $4,608,755 in 2000 from $1,082,061 in 1999 primarily due to higher selling, marketing and general and administrative expenses and to the stock-based compensation costs.

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

July 2, 2001                                      booktech.com, inc.

                                                    /S/ TED BERNHARDT
                                                  ------------------------------
                                                        Ted Bernhardt
                                                        Chief Financial Officer
                                                        (Principal Financial and
                                                        Accounting Officer)

                                  EXHIBIT INDEX

Exhibit           Description

11.               Computation of Net Loss Per Common Share