Form 10QSB/A
period 2000-09-30
BOOKTECH COM INC
filed 2001-07-03
CIK 1090309

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

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

                        Commission File Number: 000-26903

                               booktech.com, inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                    Nevada                           88-0409153
        --------------------------------        ----------------------
        (State or other jurisdiction of         (IRS Employer ID. No.)
         incorporation or organization)

             42 Cummings Park, Woburn, Massachusetts     01801
           -----------------------------------------------------
           (Address of principal executive offices)    (Zip code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Common Stock                                19,146,546
    -----------------                 ----------------------------------
    $.00042 Par Value                 (Outstanding on November 14, 2000)
                        booktech.com, inc. and Subsidiary

                             INDEX TO FORM 10-QSBA/1


PART I.   FINANCIAL INFORMATION
ITEM 1--Financial Statements:
  Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2000 (As Restated)
       and 1999......................................................................................................   3
  Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2000 (As Restated)
       and 1999......................................................................................................   4
  Condensed Consolidated Balance Sheets as of September 30, 2000 (As Restated) and December 31, 1999 ................   5
  Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 (As Restated)
       and 1999......................................................................................................   6
   Notes to Unaudited Condensed Consolidated Financial Statements....................................................   7

ITEM 2--Management's Discussion and Analysis.........................................................................  15

PART II. OTHER INFORMATION

ITEM 2 Changes in Securities and use of Proceeds....................................................................   19

ITEM 6--Exhibits and Reports on Form 8-K.............................................................................  19

Signatures...........................................................................................................  20

Exhibit Index .......................................................................................................  21


PART I. FINANCIAL INFORMATION

                               Prefatory Statement
                                to Form 10-QSBA/1
            Amending Form 10-QSB for quarter ended September 30, 2000

This interim Report on Form 10-QSBA/1 is being filed as a result of the Company's (as defined herein) restatement of its Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2000 as discussed in Note 11 to the Unaudited Condensed Consolidated Financial Statements.

                        booktech.com, inc. and Subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                                  Three Months Ended September 30,
                                                                                               ------------------------------------
                                                                                                   2000 (1)              1999
                                                                                                   --------              ----
Net sales ..........................................................................           $  1,019,108            $    866,774
Cost of sales ......................................................................                905,462                 774,580
                                                                                               ------------            ------------
           Gross margin ............................................................                113,646                  92,194
                                                                                               ------------            ------------

Operating expenses:
Selling, marketing and general and administrative (excluding
stock-based compensation costs of $467,372 in 2000) ................................              1,764,532                 506,424
Stock-based compensation ...........................................................                467,372                    --
                                                                                               ------------            ------------
           Total operating expenses ................................................              2,231,904                 506,424
                                                                                               ------------            ------------

Loss from operations ...............................................................             (2,118,258)               (414,230)
                                                                                               ------------            ------------

Interest expense to related parties ................................................                  3,055                  63,677
Other interest expense .............................................................                 37,670                  15,487
                                                                                               ------------            ------------
           Total interest expense ..................................................                 40,725                  79,164
                                                                                               ------------            ------------

Interest income ....................................................................                  3,618                    --
                                                                                               ------------            ------------
Net loss ...........................................................................             (2,155,365)               (493,394)

Accrued dividends on preferred stock ...............................................                 65,483                    --
                                                                                               ------------            ------------

Net loss attributable to common stockholders ......................................            $ (2,220,848)           $   (493,394)
                                                                                               ============            ============
Net loss attributable to common stockholders per share -- basic
and diluted ........................................................................           $      (0.12)           $      (0.08)
                                                                                               ============            ============

Shares used in computing basic and diluted net loss per share ......................             18,896,993               6,016,552
                                                                                               ============            ============


(1) Restated. See Note 11.

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                        booktech.com, inc. and Subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                            Nine Months Ended September 30,
                                                                                            -------------------------------
                                                                                             2000 (1)                   1999
                                                                                             --------                   ----
Net sales ..........................................................................      $  1,511,851            $  1,288,660
Cost of sales ......................................................................         1,739,877               1,470,601
                                                                                          ------------            ------------
           Gross margin ............................................................          (228,026)               (181,941)
                                                                                          ------------            ------------

Operating expenses:
Selling, marketing and general and administrative (excluding
stock-based compensation costs of $2,128,165 in 2000) ..............................         4,299,292               1,216,139
Stock-based compensation ...........................................................         2,128,165                    --
                                                                                          ------------            ------------
           Total operating expenses ................................................         6,427,457               1,216,139
                                                                                          ------------            ------------
Loss from operations ...............................................................        (6,655,483)             (1,398,080)
                                                                                          ------------            ------------

Interest expense to related parties ................................................            60,913                 154,360
Other interest expense .............................................................            78,021                  23,117
                                                                                          ------------            ------------
           Total interest expense ..................................................           138,934                 177,477
                                                                                          ------------            ------------
Interest income ....................................................................            30,297                     102
                                                                                          ------------            ------------
Net loss ...........................................................................        (6,764,120)             (1,575,455)

Accrued dividends on preferred stock ...............................................           130,254                    --
                                                                                          ------------            ------------
Net loss attributable to common stockholders .......................................      $ (6,894,374)           $ (1,575,455)
                                                                                          ============            ============

Net loss attributable to common stockholders per share - basic
and diluted ........................................................................      $      (0.45)           $      (0.26)
                                                                                          ------------            ------------

Shares used in computing basic and diluted net loss per share ......................        15,164,145               6,016,552
                                                                                          ============            ============

(1) Restated. See Note 11.

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                        booktech.com, inc. and Subsidiary

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (unaudited)


                                                                                   September 30, 2000 (1)  December 31, 1999
                                                                                   ----------------------  -----------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents.......................................................     $     133,589          $    82,753
Accounts receivable, less allowance for returns of $100,000 in
2000 and $92,000 in 1999........................................................           735,184              228,466
Inventory.......................................................................            13,378                 --
Other current assets............................................................            72,450                 --
                                                                                     -------------          -----------

Total current assets............................................................           954,601              311,219
                                                                                     -------------          -----------

PROPERTY AND EQUIPMENT, at cost.................................................         4,258,965              808,298
Accumulated depreciation........................................................          (236,226)             (73,928)
                                                                                     -------------          -----------

Property and equipment, net.....................................................         4,022,739              734,370
                                                                                     -------------          -----------

INTANGIBLE ASSETS, NET..........................................................         1,988,740                 --

DEPOSITS AND OTHER ASSETS.......................................................           355,500               25,200
                                                                                     -------------          -----------

TOTAL...........................................................................     $   7,321,580          $ 1,070,789
                                                                                     =============          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Current portion of long-term debt...............................................     $     812,911          $   437,838
Notes payable to related parties................................................           600,000            2,953,759
Accounts payable................................................................         3,513,813            1,282,385
Accrued payroll and other expense...............................................           592,803              410,817
Accrued interest expense to related parties.....................................              --                354,130
                                                                                     -------------          -----------

Total current liabilities.......................................................         5,519,527            5,438,929
                                                                                     -------------          -----------

LONG-TERM DEBT..................................................................            86,337              591,824
                                                                                     -------------          -----------
DEFERRED LEASE OBLIGATION.......................................................           112,500              146,250
                                                                                     -------------          -----------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (DEFICIENCY):
Convertible preferred stock, Series A...........................................               897                 --
Convertible preferred stock, Series B...........................................               462                 --
Common stock....................................................................             8,041              760,000
Additional paid-in capital......................................................        14,085,667                 --
Deferred compensation...........................................................           (49,017)                --
Treasury stock..................................................................              --               (187,500)
Accumulated deficit.............................................................       (12,442,834)          (5,678,714)
                                                                                     -------------          -----------

Total stockholders' equity (deficiency).........................................         1,603,216           (5,106,214)
                                                                                     -------------          -----------

TOTAL...........................................................................     $   7,321,580          $ 1,070,789
                                                                                     =============          ===========

(1) Restated. See Note 11.

See Notes to Unaudited Condensed Consolidated Financial Statements.

                        booktech.com, inc. and Subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)


                                                                                      Nine Months Ended September 30,
                                                                                      ------------------------------
                                                                                        2000 (1)            1999
                                                                                      -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss........................................................................      $(6,764,120)      $(1,575,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization...................................................          196,630            50,173
Stock-based compensation........................................................        2,128,165               --
Related party interest expense satisfied by issuing Convertible
Preferred Stock, Series A.......................................................           56,839               --
Change in assets and liabilities:
Accounts receivable, net........................................................         (506,718)         (333,485)
Inventory.......................................................................          (13,378)              --
Other current assets............................................................          (72,450)          (25,236)
Deposits and other assets.......................................................         (330,300)          (25,200)
Accounts payable................................................................          379,777          (137,144)
Accrued payroll and other expense...............................................          206,523            96,086
Accrued expenses to related parties.............................................           (9,798)          152,667
Deferred lease obligation.......................................................          (33,750)          157,500
                                                                                      -----------       -----------

             Net cash used in operating activities..............................       (4,762,580)       (1,640,094)
                                                                                      -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment.........................................       (1,029,700)          (19,922)
Payment of merger costs.........................................................         (588,426)              --
                                                                                      -----------       -----------

             Net cash used in investing activities..............................       (1,618,126)          (19,922)
                                                                                      -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans from related parties........................................          817,951         1,570,000
Repayments of loans to related parties..........................................         (456,710)          (18,000)
Proceeds from other debt financings.............................................        1,500,000           230,917
Repayments of other debt financings.............................................         (429,699)              --
Net proceeds from issuance of common stock......................................        5,000,000               --
                                                                                      -----------       -----------

             Net cash provided from financing activities........................        6,431,542         1,782,917
                                                                                      -----------       -----------

NET INCREASE IN CASH AND EQUIVALENTS............................................           50,836           122,901

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................................           82,753            16,413
                                                                                      -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD........................................      $   133,589       $   139,314
                                                                                      ===========       ===========

(1) Restated. See Note 11.

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

Basis of Presentation - The accompanying financial statements are unaudited and have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred net losses of $6,764,120 and $1,575,455 in the nine months ended September 30, 2000 and 1999, respectively. Prior to the Merger, as defined in Note 2, the Company's operating losses and working capital needs were funded principally by loans from its shareholders. The Company expects that it will continue to incur losses as it continues its activities pursuant to the current business plan, particularly those related to sales, marketing and content development. These factors, among other things, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

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

Under the terms of the Merger Agreement, the Company was required to use its best efforts to file a registration statement to register 5,111,667 shares of common stock by July 31, 2000 and an additional registration statement to register 1,928,823 shares of common stock within six (6) months of the effective date of the first registration statement or within 30 days of the exercise, in whole or in part, by Verus Investments Holdings, Inc. of its warrant to purchase 833,333 shares of common stock. The Company expects to file the initial registration statement for the shares of common stock during the fourth quarter of 2000, subject to consummation of certain financing transactions currently under consideration.

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


                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                              -------------------------------
                                                                                  2000                1999
                                                                              -----------         -----------
         Net Sales........................................................    $ 1,511,851         $ 1,288,660
         Loss from operations.............................................     (6,655,483)         (1,415,269)
         Net loss.........................................................     (6,707,641)         (1,442,168)
         Net loss attributable to common stockholders.....................     (6,902,666)         (1,636,482)

         Net loss attributable to common stockholders per
              share - basic and diluted...................................         $(0.37)              $(.10)
         Shares used in computing basis and diluted net loss
              per common share............................................     18,792,385          17,062,529


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

Property and Equipment - Property and equipment are recorded at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the various classes of assets or lease terms, whichever is shorter. Estimated ranges of useful lives are as follows:

                                                                 Years
                                                                 -----
           Computer software................................       3
           Office and computer equipment....................       3-5
           Furniture and fixtures...........................       7
           Leasehold improvements...........................       1-5
           Vehicles.........................................       5

Property and equipment consisted of the following at:


                                                              September 30, 2000       December 31, 1999
                                                              ------------------       -----------------
Computer software..........................................      $2,647,799                 $314,491
Office and computer equipment..............................       1,233,645                  263,241
Furniture and fixtures.....................................         229,642                  149,934
Leasehold improvements.....................................          80,963                   80,632
Vehicles...................................................          66,916                     --
                                                                 ----------                 --------

       Total property and equipment........................       4,258,965                  808,298
          Less accumulated depreciation and amortization...        (236,226)                 (73,928)
                                                                 ----------                 --------

     Property and equipment, net...........................      $4,022,739                 $734,370
                                                                 ==========                 ========

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

Basic and diluted loss per common share are the same for all periods presented, as potentially dilutive stock options, common stock warrants, common stock issuable upon the conversion of the convertible preferred stock and unvested restricted stock of 4,684,652 in 2000 and 344,828 in 1999 have been excluded from the calculation as their effect is antidilutive.

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

Supplemental Cash Flow Information - The following table sets forth certain supplemental cash flow information for the nine-month periods ended September 30, 2000 and 1999:


                                                                                             Nine Months Ended September 30,
                                                                                             -------------------------------
                                                                                                   2000         1999
                                                                                                 ----------    --------
Cash paid during the period for interest..................................................       $   24,898    $ 38,550

Non-Cash Financing Activities

Conversion of related party loans and accrued interest into preferred stock...............        3,216,171        --
Acquisition of technology and related patent application with the issuance of
          common stock....................................................................          993,103        --
Conversion of Verus Investments Holdings, Inc. notes payable, advances and related
          accrued interest into common stock..............................................        2,024,537        --

Property and equipment acquired through the issuance of debt and trade
          credit..........................................................................        2,625,967        --
Customer list of Copytron, Inc. acquired through the issuance of debt, trade
          credit and common stock.........................................................          824,969        --
Liabilities to the former officers of Ebony & Gold Ventures, Inc. forgiven in
         conjunction with the reverse merger..............................................           17,564        --
Conversion of related party loans and accrued interest into common stock..................             --       500,000

Conversion of accounts payable into long-term debt........................................             --       406,514

Preferred Stock Liquidation Preferences - In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary (a "Liquidation Event"), the holders of the Series A preferred stock have a liquidation preference over any distribution to securities junior to the Series A Preferred Stock equal to $1.50 per share plus any accrued but unpaid dividends. Dividends on the Series A preferred stock accrue daily at the annual rate of 8%. At September 30, 2000 the liquidation preference approximated $3.3 million. In the event of a Liquidation Event, the holders of the Series B have a liquidation preference over any distribution to any securities junior to the Series B and to the Company's common stock equal to the original issue price, as determined by the Company's Board of Directors.

4. INTANGIBLE ASSETS

Intangible assets consisted of the following at:


                                                                           September 30,          December 31,
                                                                               2000                   1999
                                                                           -------------          ------------
          Acquired technology and patent application...................       $  993,103             $  --
          Customer list of Copytron, Inc...............................        1,029,969                --
                                                                              ----------             -------

                                                                               2,023,072                --
               Less accumulated amortization...........................          (34,332)               --
                                                                              ----------             -------

          Intangible assets, net.......................................       $1,988,740             $  --
                                                                              ==========             =======

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

Customer List of Copytron, Inc. - On August 2, 2000, the Company entered into an Asset Purchase Agreement (the "Agreement") with Copytron, an unrelated entity, to purchase a customer list for a maximum aggregate purchase price of up to $1,300,000. The terms of the agreement required aggregate cash payments of $300,000, $100,000 at closing and $200,000 payable in three installments with the last $100,000 due on October 9, 2000, and the $1.0 million balance of the purchase price to be paid through the issuance of three tranches of our common stock. The Company paid the $100,000 at closing. On August 2, 2000, the Company issued 238,298 shares of common stock with an aggregate value of $700,000 as payment of the first tranche under the Agreement. On the one year anniversary of the Agreement, and in the event that the fair value of the Company's common stock is less than the fair market value, as defined in the Agreement, the Company is obligated to pay, either in cash or in common stock at the discretion of the Company, an amount, which when combined with the value of the original issuance of the Company common stock has an aggregate value of $700,000. The Company intends to satisfy this requirement by issuing additional shares of common stock. In addition, the Company will issue additional shares of common stock on August 2, 2001 and 2002, if annual sales from customers previously served by Copytron exceed $700,000, with each issuance having a then current fair market value of up to $150,000.

5. LONG-TERM DEBT

Long-term debt consisted of the following at:


                                                                      September 30,        December 31,
                                                                           2000                1999
                                                                      -------------        ------------
Computer equipment promissory notes...............................      $ 780,954            $     --
Capital lease obligations.........................................         99,964               108,051
Ford Motor Credit Company.........................................         18,330                  --
Purchasers notes payable..........................................           --                 500,000
Equipment supplier promissory note................................           --                 231,254
Advance under line of credit......................................           --                  95,539
Small Business Administration loans...............................           --                  94,818
                                                                        ---------            ----------

                                                                          899,248             1,029,662
                Less current portion..............................       (812,911)             (437,838)
                                                                        ---------            ----------

          Long-term debt..........................................      $  86,337            $  591,824
                                                                        =========            ==========

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

6. STOCK-BASED COMPENSATION

During the nine months ended September 30, 2000, the Company granted options to purchase 1,429,738 shares of its common stock at a weighted-average exercise price of $.66 per share to its employees. In addition, in connection with the Merger on March 31, 2000, the Company adjusted the number and exercise price of the unexercised options. These adjustments were accounted for in accordance with EITF No. 90-9, "Changes to Fixed Employee Stock Option Plans as a Result of Equity Restructuring". Certain of the options granted during the nine months ended September 30, 2000 include a cashless exercise feature allowing the grantee to exercise the option and to utilize the appreciation in the value of the common stock as payment for the shares received. The Company also granted 341,581 restricted stock awards to certain employees during the nine months ended September 30, 2000 and recorded compensation expense of $142,200.

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

The Company recorded stock-based compensation expense of $467,372 and $2,128,165 during the three and nine months ended September 30, 2000, respectively, relating to the outstanding options and restricted stock awards. Additional stock-based compensation expense will be recorded in the future as the deferred compensation of $49,017 at September 30, 2000 is amortized to expense, and as the variable award options are remeasured at each future reporting date.

On August 31, 2000, the Company engaged an outside financial advisor to provide assistance relating to corporate finance and other financial services matters, particularly assistance in its efforts to secure additional financing. In addition to a retainer of $15,000, the Company granted warrants to the financial advisor to purchase 200,000 shares of the Company's common stock for $3.75 per share. The fair value of the warrants of $402,143 was measured using the Black-Scholes option pricing model based on a quoted market price of the Company's common stock of $3.75 per share at the date of grant; a risk-free rate of 5.84%; an expected warrant life of 2.5 years; no dividends; and a volatility of 85%.

7. COMMITMENTS AND CONTINGENCIES

In connection with the purchase of the customer list on August 2, 2000, the Company is required to issue additional shares of common stock on August 2, 2001 and 2002, up to a maximum fair market value of $150,000 on each date, if the revenues generated from the customer list and related assets for the 12 month periods ended August 1, 2001 and August 1, 2002 exceed $700,000 and $1.3 million, respectively. The Company is also obligated to make additional payments in cash or by the issuance of additional common stock if the market value of the Company's common stock does not meet specified targets on certain dates. In addition, the Company also entered into a two-year consulting agreement (extendable for a third year at the option of the Company) with a principal of Copytron. The agreement provides for annual cash compensation of $50,000. (See
Note 4).

In connection with the Merger (Note 2), the Company entered into a consulting arrangement with Verus International, Ltd. The consulting agreement requires payments of $15,000 per month for a period of two years. The consulting agreement is terminable by either party for cause with five (5) days written notice. Additionally, Verus International, Ltd. may terminate the agreement without cause upon five (5) days written notice. Amounts due under this agreement at September 30, 2000 totaled $45,000 and are included in accounts payable in the accompanying condensed consolidated September 30, 2000 balance sheet.

Services Agreement - In March 1999, the Company entered into an agreement with Xerox Corporation ("Xerox") to provide reproduction services. The term of the agreement is 60 months and initially included base payment increases over the term of the agreement. For financial statement reporting purposes, the Company has recognized the aggregate expenses associated with the agreement using the straight-line method resulting in deferred credits of approximately $157,500 and $180,000 being reported in the accompanying respective September 30, 2000 and December 31, 1999 condensed consolidated balance sheets. The agreement was renegotiated in May 2000 and the monthly payment was set at $74,523 for the remaining term of the agreement. An executive of Xerox is a member of the Company's Board of Directors.

8. TRANSACTIONS WITH RELATED PARTIES

Stockholders' Notes Payable - Prior to the merger the Company was financed principally by loans from shareholders.

During the quarter ended September 30, 2000, Verus Investments Holdings, Inc. has advanced an additional $500,000 of interim financing to the Company to fund its working capital needs. The advances are unsecured, due on demand and carry interest at a rate of 8% per annum.

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

On March 31, 2000, the Company entered into a consulting arrangement with Verus International, Ltd., an affiliate of a Company shareholder.

One member of the Company's Board of Directors serves in an executive capacity with the holder of the equipment supplier promissory note. See equipment supplier note as described in Note 5.

9. LEGAL PROCEEDINGS

On September 29, 2000 Advisex Technologies, LLC filed a complaint against booktech.com, inc. in Middlesex Superior Court for breach of terms of their contracts with Advisex in the amount of $408,000. On October 6, 2000 booktech.com, inc. made a partial payment of $124,000 to Advisex. On October 11, 2000 Advisex Technologies, LLC allowed an extension through November 29, 2000 for booktech.com, inc. to file a response to the complaint.

10. SUBSEQUENT EVENT

From October 1, 2000 through November 13, 2000, Verus Investments Holdings, Inc. advanced an additional $450,000 in interim financing to the Company to fund its working capital needs. These advances are unsecured, due on demand and carry interest at a rate of 8% per annum.

11. RESTATEMENT

Subsequent to the issuance of the Company's Condensed Consolidated Financial Statements as of and for the three and nine month periods ended September 30, 2000, the Company's management determined that (1) the stock-based compensation expense for the three and nine months ended September 30, 2000, (2) the number of common shares outstanding at September 30, 2000, (3) the weighted-average number of common shares outstanding for the three and nine months ended September 30, 2000 were incorrect due to certain equity awards not being considered in the preparation of the Company's interim financial statements, and
(4) the value assigned to the acquired technology and patent application was in excess of the consideration given. As a result, the accompanying Condensed Consolidated Financial Statements as of and for the three and nine month periods ended September 30, 2000 have been restated from the amounts previously reported to reflect the appropriate accounting and reporting of the aforementioned items. The significant effects of the restatement are as follows:

                                                                             As
                                                                         Previously
                                                                          Reported       As Restated
                                                                         ----------      -----------
At September 30, 2000:

Acquired technology and patent application                               $ 2,068,965     $   993,103
Common stock                                                                   7,899           8,041
Additional paid-in capital                                                13,816,624      14,085,667
Deferred compensation                                                           --           (49,017)
Accumulated deficit                                                      (11,146,804)    (12,442,834)
Number of common shares outstanding                                       18,806,965      19,146,546

For the three months ended September 30, 2000:

Stock-based compensation expense                                         $   402,143     $   467,372
Loss from operations                                                      (2,053,029)     (2,118,258)
Net loss                                                                  (2,090,136)     (2,155,365)
Net loss attributable  to common stockholders                             (2,155,619)     (2,220,848)

Shares used in computing basic and diluted net loss per common share      18,274,079      18,896,993

For the nine months ended September 30, 2000:

Stock-based compensation expense                                         $   832,135     $ 2,128,165
Loss from operations                                                      (5,359,453)     (6,655,483)
Net loss                                                                  (5,468,090)     (6,764,120)
Net loss attributable to common stockholders                              (5,598,344)     (6,894,374)
Net loss per share - basic and diluted                                         (0.37)          (0.45)

Shares used in computing basic and diluted net loss per common share      15,018,865      15,164,145

12. NET LOSS PER SHARE

A reconciliation of net loss and weighted-average common shares outstanding for purposes of calculating basic and diluted net income per share is as follows for the three and nine months ended September 30:


Three months ended September 30:                                       2000             1999
                                                                   -----------      -----------
NUMERATOR
     Net loss .................................................    $(2,155,365)     $  (493,394)
     Preferred stock dividends ................................        (65,483)            --
                                                                   -----------      -----------
     Net loss attributable to common stockholders .............    $(2,220,848)     $  (493,394)
                                                                   -----------      -----------

DENOMINATOR
     Weighted average number of common shares outstanding:
       Common stock ...........................................     18,896,993        6,016,552
       Effect of potentially dilutive common shares ...........           --               --
                                                                    ----------        ---------
         Total ................................................     18,896,993        6,016,552
                                                                    ==========        =========

Nine months ended September 30:

NUMERATOR
     Net loss .................................................    $(6,764,120)     $(1,575,455)
     Preferred stock dividends ................................       (130,254)            --
                                                                   -----------      -----------
     Net loss attributable to common stockholders .............    $(6,894,374)     $(1,575,455)
                                                                   -----------      -----------

DENOMINATOR
     Weighted average number of common shares outstanding:
       Common stock ...........................................     15,164,145        6,016,552
       Effect of potentially dilutive common shares ...........           --               --
                                                                    ----------        ---------
         Total ................................................     15,164,145        6,016,552
                                                                    ==========        =========

                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Safe Harbor Statement

Certain statements in this Form 10-QSBA/1, including information set forth under
Item 2 Management's Discussion and Analysis, contain trend analysis and other "forward-looking statements." These statements relate to future events or other future financial performance, and are identified by terminology such as "may", "will", "should", "expects", "anticipates", "plans", "intends", believes", "estimates", or "continues" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results could differ materially from those set forth in the forward-looking statements. Moreover, this discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements for the periods specified and the associated notes. Further reference should be made to the our audited financial statements as of December 31, 1999 and for the five months then ended.

Restatement of Financial Statements

Subsequent to the issuance of the Company's Condensed Consolidated Financial Statements as of and for the three and nine month periods ended September 30, 2000, the Company's management determined that (1) the stock-based compensation expense for the three and nine months ended September 30, 2000, (2) the number of common shares outstanding at September 30, 2000, (3) the weighted-average number of common shares outstanding for the three and nine months ended September 30, 2000 were incorrect due to certain equity awards not being considered in the preparation of the Company's interim financial statements, and
(4) the value assigned to the acquired technology and patent application was in excess of the consideration given. As a result, the accompanying Condensed Consolidated Financial Statements as of and for the three and nine month periods ended September 30, 2000 have been restated from the amounts previously reported to reflect the appropriate accounting and reporting of the aforementioned items. The significant effects of the restatement are disclosed in Note 11 to the Unaudited Condensed Consolidated Financial Statements. The following discussions give rise to the restated amounts:

Overview

As described in Note 2 to the Unaudited Condensed Consolidated Financial Statements, the accounting applied in the merger of booktech.com, inc., a Nevada corporation (the "Company") and booktech.com, inc., a Massachusetts corporation ("booktechMass") differs from the legal form. As the Merger was accounted for as a capital transaction and was treated as a reverse acquisition, our historical financial results prior to the Merger are those of booktechMass.

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

The discussion below assumes we can continue to do business on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in our financial statements, we incurred net losses of $6,764,120 and $1,575,455 during the nine months ended September 30, 2000 and 1999, respectively. Moreover, at September 30, 2000 and December 31, 1999, our current liabilities of $5,519,527 and $5,438,929, respectively, exceeded our current assets by $4,564,926 and $5,127,710, respectively, and a majority of our accounts payable at September 30, 2000 are beyond the normal payment terms. As discussed in Notes 5 and 8, the Company was in default on certain provisions of its loan agreements. We are currently seeking additional financing to fund our operations. We can give no assurance that we will be able to secure new financing in an amount that is required or on terms that are acceptable to us. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

Selling, marketing, and general and administrative expenses (excluding stock-based compensation) increased 248.4 % to $1,764,532 in 2000 from $506,424 in 1999 due primarily to higher compensation and related benefits and facility costs associated with an increase in the number of employees we hired to: (a) build market share in higher education; (b) research and identify new markets for our products; (c) develop our e-commerce portal to meet the demand for customized learning materials; and (d) expand our digital library of educational content. Legal and accounting expenses also increased due to the costs normally associated with being a public company.

Stock-based compensation expense of $467,372 in 2000 represents costs relating to vested stock options, restricted stock awards and the fair market value of the 200,000 common stock warrants granted to an outside financial advisor assisting us in our current efforts to secure additional financing. Additional stock-based compensation expense will be recorded in the future as the unvested stock options and restricted stock awards become vested, and as the variable award options are remeasured at each future reporting date until the options are exercised, forfeited or expire unexercised. There were no stock-based compensation costs in 1999.

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

The net loss increased to $2,155,365 in 2000 from $493,394 in 1999, primarily due to higher selling, marketing and general and administrative expenses and to the stock-based compensation costs.

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

Selling, marketing, and general and administrative expenses (excluding stock-based compensation) increased 253.5% to $4,299,292 in 2000 from $1,216,139 in 1999 due primarily to higher compensation and related benefits and facility costs associated with an increase in the number of employees we hired to: (a) build market share in higher education; (b) research and identify new markets for our products; (c) develop our e-commerce portal to meet the demand for customized learning materials; and (d) expand our digital library of educational content. Legal and accounting expenses also increased due to the costs normally associated with being a public company.

Stock-based compensation expense of $2,128,165 in 2000 represents costs relating to vested stock options, restricted stock awards and the fair market value of the 200,000 common stock warrants granted to an outside financial advisor assisting us in our current efforts to secure additional financing. Additional stock-based compensation expense will be recorded in the future as the unvested stock options and restricted stock awards become vested, and as the variable award options are remeasured at each future reporting date until the options are exercised, forfeited or expire unexercised. There were no stock-based compensation costs in 1999.

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

The net loss increased to $6,764,120 in 2000 from $1,575,455 in 1999 primarily due to higher selling, marketing and general and administrative expenses and to the stock-based compensation costs.

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

As shown in our financial statements, we incurred net losses of $6,764,120 and $1,575,455 during the nine months ended September 30, 2000 and 1999, respectively and our cash balance at September 30, 2000 was $133,589. Our current liabilities at September 30, 2000 and December 31, 1999 of $5,519,527 and $5,438,929, respectively, exceeded our current assets at those dates by $4,564,926 and $5,127,710, respectively. Moreover, a majority of our accounts payable at September 30, 2000 were beyond their normal payment terms. As discussed in Notes 5 and 8, the Company was in default on certain provisions of its loan agreements. Accordingly, we are currently seeking additional financing to fund our operations.

Until new financing can be secured on a more permanent basis, we will require interim financing. Verus Investments Holdings, Inc. one of our stockholders, has provided $950,000 in interim financing over the past three months, including $500,000 advanced during the quarter ended September 30, 2000 which is included in the accompanying Condensed Consolidated Balance Sheet.

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

On August 2, 2000, the Company entered into an Asset Purchase Agreement (the "Agreement") with Copytron, an unrelated entity, to purchase a customer list for a maximum cost of $1,300,000. The terms of the agreement require cash payments of $300,000, payable in four installments with the last installment of $100,000 due on October 9, 2000, and the $1.0 million balance of the purchase price to be paid through the issuance of three tranches of our common stock. Given our financial position, we paid $25,000 on October 9, 2000 as a partial payment on the last installment of $100,000. The $75,000 owing on that last installment remains unpaid as of November 14, 2000. Accordingly, we are in default under the terms of the promissory note. On August 2, 2000, we issued 238,298 shares of newly issued common stock with an aggregate value of approximately $700,000 as payment of the first tranche under the Agreement. We will issue additional shares of common stock on August 2, 2001 and 2002 if revenue generated from the customer list and related asset exceeds $700,000 per year, with each issuance having a then current fair market value of up to $150,000. The additional shares issued on August 2, 2001 and 2002 will be a function of sales in each year. For example, between $700,000 and $1,300,000 in annual sales we will award $25,000 worth of common stock for every $100,000 in sales. If the value of our common stock declines on the first and second anniversaries of the closing, we will be required under the Agreement to make additional cash payment or to issue additional shares of common stock.

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

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On September 29, 2000 Advizex Technologies, LLC filed a complaint against booktech.com, inc. in Middlesex Superior Court for breach of the terms of their contracts with Advizex in the amount of $408,000. On October 6, 2000 booktech.com, inc. made a partial payment of $124,000 to Advizex. On October 11, 2000 Advizex Technologies, LLC allowed an extension through November 29, 2000 for booktech.com, inc. to file a response to the complaint.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 2, 2000, we issued 238,298 shares of common stock with an aggregate value of $700,000 to purchase a customer list, pursuant to an Asset Purchase Agreement with Copytron, an unrelated entity, as payment under the agreement.

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

July 2, 2001                         booktech.com, inc.

                                        /S/ ___________________________________
                                            Ted Bernhardt
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

                                  EXHIBIT INDEX

Exhibit         Description

11.1            Computation of Net Loss Per Common Share