Form 10KSB
period 2000-12-31
BOOKTECH COM INC
filed 2001-07-03
CIK 1090309

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ___________


                                   FORM 10-KSB

                 [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES ACT EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

               [ ] Transition Report under Section 13 or 15(d) of
                     THE SECURITIES ACT EXCHANGE ACT OF 1934

                  For the Transition Period From _____ To _____

                        Commission File Number: 000-26903

                               booktech.com, inc.
                               ------------------
           (Name of small business issuer as specified in its charter)

            Nevada                                        88-0409153
            ------                                        ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                  42 Cummings Park, Woburn, Massachusetts 01801
                  ---------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number, including area code:   (781) 933-5400

Securities registered pursuant to Section 12(b) of the Exchange Act: Common Stock, Par Value $.00042 Per Share

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes    No  X
    ___    ___

Check if the disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

State issuer's revenues for the most recent fiscal year:  $1,725,019
                                                          ----------

At April 30, 2001, 20,766,489 shares of our common stock were outstanding. The aggregate market value of our voting and non-voting stock held by non-affiliates (based upon the closing price on the American Stock Exchange on April 23, 2001 of $.73 per share) was approximately $9,335,339. The American Stock Exchange halted trading of our common stock on April 23, 2001.

                        BOOKTECH.COM, INC. AND SUBSIDIARY


                              INDEX TO FORM 10-KSB

                                                     PART I

                                                                                                                           PAGE
                                                                                                                           ----

ITEM  1.   Description of Business ......................................................................................    3
ITEM  2.   Description of Property ......................................................................................   10
ITEM  3.   Legal Proceedings ............................................................................................   10
ITEM  4.   Submission of Matters to a Vote of Security Holders ..........................................................   10


                                                    PART II

ITEM  5.   Market for Common Stock and Related Stockholder Matters ......................................................   11
ITEM  6.   Management's Discussion and Analysis of Financial Condition and Results of Operations ........................   14
ITEM  7.   Financial Statements .........................................................................................   29
ITEM  8.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure .........................   29


                                                    PART III

ITEM  9.   Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the
             Exchange Act ...............................................................................................   30
ITEM 10.   Executive Compensation .......................................................................................   32
ITEM 11.   Security Ownership of Certain Beneficial Owners and Management ...............................................   35
ITEM 12.   Certain Relationships and Related Transactions ...............................................................   36
ITEM 13.   Exhibits and Reports on Form 8-K .............................................................................   38

Signatures ..............................................................................................................   40


                                     PART I.


ITEM 1.    DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

booktech.com, inc., the predecessor to the Company ("booktechmass"), was formed under the laws of the State of Massachusetts on October 31, 1995 and is a publisher of digital and on-demand custom textbooks, also known as coursepacks. In anticipation of the acquisition of booktechmass, Ebony & Gold Ventures, Inc. ("Ebony & Gold"), a publicly held corporation formed under the laws of the state of Nevada, changed its name to booktech.com, inc. ("btc"). On March 31, 2000, EG Acquisitions Corporation, a Nevada corporation and the wholly owned subsidiary of Ebony & Gold, acquired booktechmass pursuant to the terms of an Agreement and Plan of Merger (the "Merger"). The business of our Company is identical to that of booktechmass. For financial statement purposes, the transaction has been treated as a recapitalization of booktechmass. For tax purposes, the acquisition was a tax-free exchange of equity securities. Subsequent to the acquisition, the sole activities of booktech.com, inc. have been, and will continue to be, those previously conducted by booktechmass. Accordingly, the following discussion of our business relates to the business previously conducted by booktechmass.

BUSINESS OF THE COMPANY

GENERAL

     We are a publisher of digital and on-demand custom textbooks, also known as coursepacks, which are distributed primarily through college bookstores. Educators can select from copyrighted content, public domain content, and their own work to create a unique set of course materials. Materials can include chapters from trade or textbooks, and articles from newspapers, magazines or scholarly journals. booktech.com. was initially conceived in 1995 by Dr. Morris Shepard, formerly a professor of Political Science at Northeastern University. Dr. Shepard recognized the need for highly customized and flexible teaching materials and founded the business that has developed into booktech.com. We are now a national provider of cutting edge teaching materials, dedicated to empowering academic and corporate educators through technology and highly personalized customer service. Since 1995, we have attracted a wide range of individuals to our executive management team, including a university program chairman, a former college president, three executives from publishing and an academic librarian.

     We are committed to providing academic and corporate-training educators with the e-learning and customized on-demand publishing needs that traditional textbook publishers cannot satisfy. We believe that due to our offering of digital formats, through CD-ROMs and digital downloads, we will be in the forefront of the online e-education movement. We expect to launch a Web site that will make it possible for educators to access our vast digital library of content, and create entirely new collections of material from anywhere in the world, 24 hours a day.

MARKET OPPORTUNITY

         Educators are demanding the ability to create, publish, and deliver their own copyright-protected custom textbooks and course materials online. This demand, at all levels of our educational system, arises from multiple factors including:

     o THE NEED FOR CURRENT, HIGH QUALITY AND COMPELLING CONTENT. Traditional textbooks can be out-of-date before they even hit an editor's desk and educators often want to teach with current information unavailable from traditional sources and standard textbooks.

     o    THE DESIRE TO TEACH FROM DIVERSE SOURCES AND VIEWPOINTS.

     o    LACK OF ACCESS TO FIRST-RATE LIBRARIES.

     o THE PREVALENCE OF NETWORKED LEARNING ENVIRONMENTS. Colleges and universities are the most wired community on the Web, with over 90% of college students accessing the Internet, 52% of them daily. Likewise, the number of K-12 schools connected to the Internet has climbed from 35% in 1994 to 96% today. Moreover, the number of K-12 students with Internet access has grown from virtually zero in 1994 to 10 million in 1996 and is projected to grow to 40 million by 2002.

     o THE EMERGENCE OF DISTANCE LEARNING PROGRAMS THROUGHOUT THE UNITED STATES AND ABROAD.

     o THE DEVELOPMENT OF COURSEWARE TO ASSIST EDUCATORS IN CREATING WEB-BASED COURSES.


INDUSTRY BACKGROUND

     The market for educational services is continually expanding. According to a May 2000 study by Merrill Lynch, the U.S. market for online higher education is estimated to grow from $1.2 billion in 1999 to $7 billion in 2003, a growth rate of 55%. Currently there are 84 million students enrolled in higher education worldwide, forecasted to reach 160 million by 2005, with at least 40 million students enrolled in online education. Expenditures for elementary and high school texts are in excess of $2 billion annually, while spending for other instructional materials are around $5 billion. Recent catalysts such as for-profit education, charter schools, distance learning, school accountability and individual learning issues have created a new climate for dynamic change in the U.S. educational industry, as technology solutions are rapidly replacing traditional brick and mortar solutions. The market for custom course material also extends past traditional academic institutions and extends into the burgeoning fields of distance and corporate education.

     The textbook market is dominated by on-campus bookstores, although online retailers are threatening to become more popular with students. We employ both on-campus and online venders to provide our services, and also engage in direct e-commerce. Our relationship with bookstores revolves around their need for outsourcing copyright management and production services that we provide. College and independent school bookstores have sought our services for a variety of reasons, ranging from necessary staffing levels to copyright compliance assurance.

     According to the same May 2000 Merrill Lynch study, distance education programs are currently in place at 50% of the country's postsecondary institutions, a number that is projected to reach 84% by 2002. The growing need to deliver educational content to a decentralized group of learners is apparent. Our ability to fulfill individual orders digitally (through CD-ROM, digital download, and sometimes Zipdisk) or in a paper-based format falls directly into line with the needs of this expanding demographic.

STRATEGY

     Our primary objective is to establish ourselves as a leading force in custom publishing in both traditional media and web-enabled content delivery. Our present strategies, assuming funding is available, consist of:

     o EXPANDING THE EDUCATORS ONLINE LIBRARY(TM). We have accrued an extensive digital library of custom content that will be available to educators through the Internet. We intend to increase the number of library items available as more intellectual content is licensed or acquired, and as the demand for customized educational and training materials expands. All content is catalogued, archived and copyright cleared before printing or downloading. It will include premium content from the H.W. Wilson Company. We have licensed H.W. Wilson's Omnifile Full-Text Mega Edition database for use in our Educator's Online Library(TM). The H.W. Wilson index and full-text article databases, which index over 2 million items, including full text versions of 760 periodicals and comprehensive abstracts for 2,700 journals, will link with our Professor Portal for inclusion with other course materials.

     o INAUGURATING OUR PROFESSOR/STUDENT AND PUBLISHER PORTALS. We plan to make our Professor and Student Portals available for the Fall Semester 2001. The Professor Portal will enable professors and teachers both in the U.S. and abroad to link to The Educators Online Library(TM) in order to design custom textbooks over the Internet. Student selection of required materials, payment method and choice of delivery will all be facilitated by the Student Portal. The accompanying Publisher Portal will provide up-to-the-minute information on the management of rights and permissions.

     o TARGETING MARKET SEGMENTATION. We intend to differentiate ourselves from our competitors by identifying and building strong relationships with a very select segment of opinion leaders, change agents and first movers in custom publishing. We currently have a market presence both in New England and the Mid-Atlantic States and are committed to broadening the geographic distribution of the market both nationally and internationally. We plan to aggressively expand into expanding markets such as distance learning, K-12, and corporate training. Presently, we have established channels of distribution to:

          o Thousands of individual educators in higher education, distance education, corporate training and K-12.

          o Hundreds of college bookstores that recommend custom publishing providers to educators.

          o Institutions with new and developing distance education programs, such as the University of Maryland University College and the University of Texas TeleCampus.

          o Educational associations such as the United States Distance Learning Association (USDLA), the Program on Negotiation (PON), and the Consortium for Worker Education (CWE).

     o BUILDING THE CATEGORY. We are strategically positioned to build awareness, understanding, and usage of custom publishing as a teaching tool. As professors and teachers seek to enrich and deepen the learning experience of their students, we expect to continue to partner with professors and teachers to enhance current course materials with relevant and quality-added custom textbooks. Through a national print advertising campaign and introductory guides to both traditional as well as web-enabled custom publishing, we hope to increase category awareness and provide educators with the tools to make custom textbooks accessible and feasible. We intend to promote an understanding of the complex, changing and often confusing issues related to reproduction of printed and digital materials by educating and encouraging schools to comply with current copyright laws.

     o CULTIVATING BRAND AWARENESS. We intend to establish ourselves as the leading custom textbook brand through targeted marketing and promotional campaigns to higher education, distance education, K-12, and corporate training markets.

     o STRATEGIC ACQUISITIONS. We continually assess the market and plan to pursue selective acquisitions such as local coursepack competitors, K-12 supplementary publishers, and technology providers.

ALLIANCES AND RELATIONSHIPS

     We have established partnerships with Reciprocal, Content Guard, Oracle, Mimeo.com and Xerox. Also established are key strategic relationships with the University of Maryland, University of Texas Telecampus, Consortium for Worker Education, Lesley University, and the U.S. Distance Learning Association.

COMPETITION

     Traditional textbook publishers, new media publishers, and online libraries are all competing to capture the attention of professors, K-12 teachers, and corporate trainers. Even companies like iUniverse (an eBook and print-on-demand retailer, distributor, and conversion operation) are realizing that the educational market is the only place today to generate significant revenues for digital content and are beginning to adapt their business models accordingly.

     Traditional textbook publishers, like McGraw-Hill and Pearson, are recombining their own content and reselling it as printed text, lab manuals, readers, and workbooks. And while many of these publishers are offering web-based content selection tools, their offers are limited predominantly to their own content databases. booktech, based on experience working with educators for over six years, believes this approach has the limitation of being publisher-driven not educator-driven. Our daily customer contact and market research demonstrates that educators, especially those who teach graduate and higher-level undergraduate courses, want to choose from unlimited content sources and formats and do not want to be restricted to a single publishers' database of content.

     Traditional publishers are also striking deals with new media publishers to migrate their content to the Web. These publishers are grappling with decisions about what to convert into digital format, how to pay for the conversion, and whether to convert new, backlist titles or both. Our ability to offer teachers and students access to up-to-date content from any source sets it apart from these companies.

     Online libraries, such as Questia, ebrary, and netLibrary, are pursuing a variety of business models in the education market. In general, the research-oriented sites (Questia and ebrary) are focused on selling student subscriptions to content they either own, license or are in the process of acquiring. Much of the content acquired by these companies comes from out-of-print and slow-selling books. netLibrary's MetaText division works with textbook publishers to translate their physical texts into interactive web pages, enabling professors to add pedagogical frameworks and links to images, audio, video, other parts of the books, and web pages.

     Few of these companies appear to have the teacher focus of booktech the wide access to multiple types of quality content (books, journals, newspapers, magazines, etc.), or the ability to create custom course materials online and output these material in both printed and digital form. booktech already has over 6 years of experience creating high quality, print-on-demand custom textbooks. Assuming we receive additional funding, we will soon launch our online Educator's Portal(TM) (the "Portal"), a 24/7 web site and e-Commerce platform that will enable professors to request, compile, and track their material online from anywhere in the world. The Portal will feature booktech.com's Educators' Online Library(TM), a digital repository of over 35,000 unique titles that are being used in college classrooms around the country. Plus, students and bookstores will be able to search for, select, and pay for custom textbooks online. The Portal, along with pending content licensing deals, will be hard to replicate.

     XanEdu is a 1 year-old division of Bell+Howell that offers teachers online access to the ProQuest library of newspapers, magazines and journals for the purpose of building custom textbooks. XanEdu is only now experimenting with allowing educators to include content beyond that held in the ProQuest database and to support print delivery as well as digital.

OPERATING INFRASTRUCTURE

     We intend to create a powerful and complex system of hardware and software to perform all functions associated with being a full service custom publisher. Our computer system will be designed to enable customers and users to interface with a Web Portal that is customized to their needs through the Professor Portal, Student Portal, and Publisher Portal as described below.

         PROFESSOR PORTAL: The Professor Portal is a website that streamlines the process teachers use to design their course material. The Educators Online Library(TM) utilizes technology that has been customized to our needs. Once the order is placed the professor will be able to monitor developments such as permissions received and still outstanding, or current permission costs, and once completed, the number of students purchasing the material.

     STUDENT PORTAL: The Student (or Bookstore) Portal allows customers to purchase their course material online. This area is powered by e-commerce software and uses data encryption technology to protect credit card data while it is passed through the site. For students who are downloading digital material, ContentGuard, Inc. and Reciprocal Inc. technologies will assist in protecting the copyrighted material from any unauthorized dissemination. Students purchasing digital materials will also have options for electronic delivery such as point-of-purchase downloading, and/or CD-ROM.

     PUBLISHER PORTAL: The Publisher Portal, will be the area of the website through which publishers will be able to view up-to-date status reports on outstanding permission requests, material usage and royalty payments. Publishers' accounts receivable departments will have the option of establishing an Electronic Data Interchange (EDI) for payments and invoicing.

     We use an Enterprise Resource Planning (ERP) Solution that operates on Hewlett-Packard servers. This is the system through which the rights and permission analysts generate and log permission requests, communicate with the production department about quality issues, assemble custom textbook for clients who do not use the Professor Portal, and ultimately finalize all aspects of the custom textbook prior to its production.

     The production department utilizes Xerox DocuImage 6205 Scanners to generate black/white and color scans of all materials. The scanning equipment is used in conjunction with Xerox's DigiPath print management software. Once all content is scanned, cleaned, assembled online, and given final approval, our paper-based custom texts are printed on a DocuTech 6180 printer. For texts on CD-ROM, we use an AMS Plexwriter 8/20 to burn the CD, which can hold up to 650 MB of information.

     HarvardNet is the collocation facility that we will use for hosting. This will allow us to have twenty-four hour a day, seven day a week monitoring for uptime, redundant power supplies, battery backup, diesel generators, carbon dioxide fire suppression systems, climate controls, raised floors, and protection from sabotage.

INTELLECTUAL PROPERTY

     We regard our copyrights, service marks, trademarks, trade dress, trade secrets, proprietary technology and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality and license agreements with our employees, customers, independent contractors, sponsors and others to protect our proprietary rights.

     We may be required to obtain licenses from others to refine, develop, market and deliver new products and services. There can be no assurance that we will be able to obtain any such license on commercially reasonable terms or at all, or that rights granted pursuant to any licenses will be valid and enforceable.

     Domain names are the user's Internet "address." Domain names have been the subject of significant trademark litigation in the United States. Domain names derive value from the individual's ability to remember such names, therefore there can be no assurance that our domain name will not lose its value if, for example, users begin to rely on mechanisms other than domain names to access online resources. The current system for registering, allocating and managing domain names has been the subject of litigation and of proposed regulatory reform. There can be no assurance that our domain name will not lose its value, or that we will not have to obtain an entirely new domain name in addition to or in lieu of our current domain name, if such litigation or reform effort results in a restructuring of the current domain name system.

     We currently have a patent application pending in the United States Patent and Trademark Office. The patent applied for is a process to aggregate, print and distribute out-of-stock and out-of-print books. That patent application was filed on August 17, 1999. There can be no assurance that any patent applications will result in patents being issued, or that the resulting patents, if any, will provide protection against competitors who successfully challenge our patents, obtain patents that may have an adverse effect on our ability to conduct business or are able to circumvent our patent position.

GOVERNMENT REGULATIONS

     There are an increasing number of laws and regulations pertaining to the Internet. In addition, a number of legislative and regulatory proposals are under consideration by federal, state, local and foreign governments and agencies. Laws or regulations may be adopted relating to issues such as liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, taxation and quality of products and services. Moreover, it may take years to determine whether and how existing laws such as those governing intellectual property ownership and infringement, privacy, libel, copyright, trade mark, trade secret, obscenity, personal privacy, taxation and the regulation of the sale of other specified goods and services apply to the Internet. The requirement that we comply with any new legislation or regulation, or any unanticipated application or interpretation of existing laws, may decrease the growth in the use of the Internet, which could in turn decrease the demand for our Internet-based services, increase our cost of doing business or otherwise materially harm our business.

     Federal, state and foreign governments have enacted or may enact laws or consider regulations regarding the collection and use of personal identifying information obtained from individuals when accessing websites, with particular emphasis on access by minors. Such regulations may include requirements that companies establish procedures to:

     o give adequate notice to consumers regarding information collection and disclosure practices;

     o provide consumers with the ability to have personal identifying information deleted from a company's data;

     o provide consumers with access to their personal information and with the ability to rectify inaccurate information;

     o clearly identify affiliations or a lack thereof with third parties that may collect information or sponsor activities on a company's website;

     o obtain express parental consent prior to collecting and using personal identifying information obtained from children; and

     o    comply with the Federal Children's Online Privacy Act.

     Such regulation may also include enforcement and redress provisions. While we have implemented programs designed to enhance the protection of the privacy of our users, including children, there can be no assurance that such programs will conform to applicable laws or regulations. Moreover, even in the absence of such regulations, the Federal Trade Commission has begun investigations into the privacy practices of companies that collect information on the Internet. One such investigation has resulted in a consent decree pursuant to which an Internet company agreed to establish programs to implement the privacy safeguards described above. We may become subject to such an investigation, or the FTC's regulatory and enforcement efforts may adversely affect the ability to collect demographic and personal information from users, which could have an adverse effect on the our ability to provide highly targeted opportunities for advertisers and e-commerce marketers. Any such developments could harm our business.

     It is also possible that "cookies" may become subject to laws limiting or prohibiting their use. The term "cookies" refers to information keyed to a specific server, file pathway or directory location that is stored on a user's hard drive, possibly without the user's knowledge, and which is used to track demographic information and to target advertising. Some of the currently available Internet browsers allow users to modify their browser settings to remove cookies or prevent cookies from being stored on their hard drives. In addition, a number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged the passage of laws limiting or abolishing the use of cookies. Limitations on or elimination of the use of cookies could limit the effectiveness of our targeting of advertisements, which could harm our ability to generate advertising revenue.

     We currently obtain and retain personal information about our Web site users with their consent. We have a stringent privacy policy covering this information. However, if third persons were able to penetrate our network security and gain access to, or otherwise misappropriate, our users' personal information, we could be subject to liability. Such liability could include claims for misuses of personal information, such as for unauthorized marketing purposes or unauthorized use of credit cards. These claims could result in litigation, our involvement in which, regardless of the outcome, could require us to expend significant financial resources.

     Data Protection. Legislation pending in Congress, if passed, would afford broader rights to owners of databases of information, such as stock quotes and sports scores. Such protection already exists in the European Union. If enacted, this legislation could result in an increase in the price of services that provide data to websites. In addition, such legislation could create potential liability for unauthorized use of such data.

     Internet Taxation. A number of legislative proposals have been made at the federal, state and local level, and by foreign governments, that would impose additional taxes on the sale of goods and services over the Internet and some states have taken measures to tax Internet-related activities. Although Congress recently placed a three-year moratorium, due to expire in October 2001, on state and local taxes on Internet access or on discriminatory taxes on e-commerce, existing state or local laws were expressly excepted from this moratorium. Further, once this moratorium is lifted, some type of federal or state taxes may be imposed upon Internet commerce. Such legislation or other attempts at regulating commerce over the Internet may substantially impair the growth of commerce on the Internet and, as a result, adversely affect our opportunity to derive financial benefit from such activities.

     Jurisdiction. Due to the global reach of the Internet, it is possible that, although our transmissions over the Internet originate primarily in the Commonwealth of Massachusetts, the governments of other states and foreign countries might attempt to regulate Internet activity and our transmissions or take action against us for violations of their laws.

CUSTOMERS

     One customer, Barnes and Noble College Bookstores, Inc., accounted for 29% and 66% of net sales for the twelve months ended December 31, 2000 and 1999, respectively. No other single customer represented 10% or more of sales during 2000 or 1999.

EMPLOYEES

     As of April 30, 2001, we have a total of 40 employees, of which 35 are full-time. The Company's success is highly dependent on its ability to attract and retain qualified employees. To date, the Company believes it has been successful in its efforts to recruit qualified employees, but there can be no assurance that it will continue to be successful in the future. None of our employees are subject to collective bargaining agreements and we consider our relations with our employees to be good.

ITEM 2.    DESCRIPTION OF PROPERTY

     Our primary operations are located in Woburn, Massachusetts. We currently occupy approximately 10,685 square feet of commercial space in a modern industrial office park under a lease expiring on September 14, 2004. The lease terms include an annual base rent of $146,005 per year plus a proportionate share of certain operating costs. The total rent expense on this facility was $152,738 in 2000. The Company's offices have the capacity to accommodate approximately 70 employees.

     The Company also rents office space in Chapel Hill, North Carolina. An office and a reception area occupy 283 square feet in a commercial building within walking distance of the University of North Carolina campus. The lease terms include an annual base rent of $4,245 per year, which includes taxes and insurance. The office presently accommodates two employees and could accommodate three employees.

ITEM 3.    LEGAL PROCEEDINGS

     On September 29, 2000 Advizex Technologies, LLC ("Advizex") filed a complaint against booktech.com, inc. in Middlesex County (MA) Superior Court alleging breach of the terms of our contracts with them in the amount of $408,000. On October 6, 2000 we made a partial payment of $124,000 to Advizex. On October 11, 2000 Advizex allowed us an extension through November 29, 2000 to file a response to their complaint. We filed our response on April 18, 2001. The judge delayed further court proceedings to allow Advizex and us additional time to resolve the matter out-of-court. The Company intends to enter into a Consent Judgment which will require the Company to pay $120,000 in cash beginning in July 2001 in equal installments over a twelve month period. In addition, the Company will be required to issue shares of restricted stock to Advizex with an aggregate value of $120,000 based on the $.73 price per share.

     We may from time to time become a party to various other legal proceedings arising in the ordinary course of our business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II.


ITEM 5.   MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Since April 5, 2000, our common stock has traded on the American Stock Exchange ("AMEX") under the symbol "BTC". On April 23, 2001, the AMEX halted trading of our common stock as a result of our failure to file this Form 10-KSB. The following table sets forth the high and low sales price information for our common stock on the AMEX for the periods indicated.

                   BTC Sales Prices for the Three Months Ended
                   -------------------------------------------

                 June 30,      September 30,       December 31,       March 31,
                   2000            2000                2000             2001
                   ----            ----                ----             ----

        High       $10.00         $4.38               $4.25            $1.94
        Low          2.50          2.00                 .94              .85

     The closing price for the common stock was $.73 on April 23, 2001.

     From November 1999 to April 4, 2000, our common stock was listed on the Over-The-Counter Bulletin Board Market ("OTCBB") under the symbol "EBGV". Prior to November 1999 there was no market for our common stock. The following table sets forth the high and low bid price information for the common stock as reported on the OTCBB for the periods indicated. The quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

                           EBGV Bid Price Information
                           --------------------------

                             November 1999 to       January 1, 2000 to
                             December 31, 2000        March 31, 2000
                             -----------------        --------------

            High            No trades  of EBGV            $7.00
            Low             Common stock                   3.93


HOLDERS

     As of April 30, 2001, there were approximately 400 holders of record of our common stock. In addition, there were an estimated 2,000 additional beneficial owners of our common stock whose shares were held in street name by brokerage houses.

DIVIDENDS

     The Company has not paid any cash dividends on the common stock and does not anticipate or contemplate paying cash dividends on the common stock in the foreseeable future. The payment by us of dividends, if any, in the future rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, capital requirements and financial condition, as well other relevant factors. It is the present intention of management to utilize all available funds for the development of our business.

     The only restrictions that limit the ability to pay dividends on the common stock are those imposed by law. Under Nevada corporate law, no dividends or distributions may be made which would render the Company insolvent or reduce assets to less than the sum of liabilities plus the amount needed to satisfy any liquidation preference.

RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

     On March 31, 2001, the Company issued 1,000 shares of common stock and an option to purchase 2,000 shares of common stock to Barry Romeril, one of its directors, and to Sherry Turkle, one of its directors.

     As of March 22, 2001, in connection with the equity line of credit described in the section entitled "Financial Condition, Liquidity and Capital Resources" the Company is required to issue 250,000 shares of its common stock to Yorkeville Advisors, Management, LLC for no consideration. These shares will be issued pursuant to Regulation D under the Securities Act of 1933 ("the Securities Act."). At the date of this report, no shares have been issued to Yorkeville.

     On March 15, 2001, the Company offered to issue 500,000 shares of its common stock to Dutchess Advisors, Ltd. ("Dutchess") as consideration for their advisory services in connection with the Company's current efforts to secure additional financing through a private placement. The shares will be issued pursuant to Regulation D under the Securities Act, as amended. Of the total shares that could be issued, 100,000 shares contain piggyback registration rights. At the date of this report the Company has rescinded the offer and no shares have been offered to Dutchess. An additional finder's fee may be paid in cash to Dutchess upon completion of a private placement transaction.

     On February 8, 2001, the Company sold 40,000 shares of its common stock to Phil Burgess, an accredited investor, for $20,000. The issuance was made pursuant to Regulation D of the Securities Act.

     On August 2, 2000, the Company purchased the customer list of Copytron, Inc. ("Copytron") for an initial cost of $1.0 million, including $100,000 payable in cash, $200,000 in promissory notes and the balance payable in shares of the Company's common stock. Accordingly, the Company issued 238,298 shares of its common stock pursuant to Regulation D of the Securities Act with an aggregate fair market value of $700,000 at closing as payment of the first tranche pursuant to the purchase agreement. On the one year anniversary of the agreement, and in the event that the fair value of the Company's common stock is less than the fair market value, as defined in the agreement, the Company is obligated to pay, either in cash or in common stock at the discretion of the Company, an amount, which when combined with the value of the original issuance of the Company common stock, has an aggregate value of $700,000. The Company intends to satisfy this requirement by issuing additional shares of common stock. As calculated using the April 23, 2001 fair market value of the Company's common stock, the Company would be obligated to issue an additional 720,000 shares. In addition, pursuant to the terms of the purchase agreement, in the event that certain annual sales targets are met, the Company may be required to issue additional shares of common stock on August 2, 2001 and 2002, with each issuance having a then current fair market value of up to $150,000.

     On May 31, 2000, the Company issued:

     (i) 1,500 shares of common stock and an option to purchase 2,000 shares of common stock share to Barry Romeril, one of its Directors, in accordance with his appointment; and

     (ii) 1,000 shares of common stock and an option to purchase 2,000 shares of common stock to Sherry Turkle, one of its Directors, in accordance with her appointment.

     On March 31, 2000, in conjunction with the Merger, the Company sold 4,666,667 shares of its common stock at $1.50 per share, including warrants to purchase an additional 833,333 shares of its common stock at $1.50 per share, to accredited investors pursuant to Regulation D under the Securities Act, for an aggregate purchase price of $7,000,000, including conversion of the notes payable, advances and accrued interest owed to Verus Investments Holdings, Inc.; there were no underwriting discounts, commissions or other sales expenses incurred in connection with this transaction. The $5,000,000 in net cash proceeds received at the time of the Merger from the sale of the securities was used for working capital and general corporate purposes. The shares were issued to the following investors:

                                                               No. of Shares
Investor Name                                                    Purchased
-------------                                                    ---------

John Devries                                                      488,000
Miriam Holdings Ltd                                               486,000
Gimby Enterprises Ltd.                                            483,000
Sovereign Services Limited                                        478,700
Finanzberatung Ltd.                                               475,000
Kristoff Kossuth                                                  473,000
Antonia Croy                                                      420,000

Anteris Limited                                                   382,000
Delta Realty Limited                                              291,500
Verus Investment Holdings Ltd.                                    244,467
Ajmal Khan                                                        200,000
Green Crescent Corporation                                         70,000
Arshad Khan                                                        50,000
Pashleth Investment Ltd.                                           50,000
Marousa Dumaresq                                                   30,000
Sam Belzberg                                                       25,000
Blair M. Duncan                                                    10,000
Edacorp Limited                                                    10,000
                                                                   ------
      Total                                                     4,666,667
                                                                =========

     On March 31, 2000, also in conjunction with the Merger, the Company:

(a) Issued 7,520,690 shares of its common stock and 1,100,000 shares of its Series B Preferred Stock to the former stockholders of booktechmass in exchange for all 25,000 shares of common stock of booktechmass issued and outstanding as of the effective time of the Merger;

(b) Issued 2,135,301 shares of its Series A Preferred Stock in exchange for debt and accrued interest totaling $3,216,171 owed by booktechmass to certain related parties;

(c) Issued 172,414 shares of common stock to Steve Encarnacao, its Chief Marketing Officer (converted to non-employee status on October 31, 2000) and issued an option to purchase 172,414 shares of its common stock at an exercise price of $.58 per share in exchange for all of his options to purchase common stock in booktechmass;

(d) Granted 166,667 shares of common stock which vest on January 17, 2001 to Joseph Short, its Chief Education Officer, and issued an option to purchase 166,667 shares of its common stock at an exercise price of $1.25 per share, in exchange for all of his options to purchase common stock in booktechmass;

(e) Issued 1,379,310 shares of its common stock to the stockholders of Virtuosity Press LLC as consideration for the acquisition of certain technology and a patent application;

(f) Issued an option to purchase 344,828 shares of its common stock at an exercise price of $.29 per share to Ted Bernhardt, its Chief Financial Officer, in exchange for all of his options to purchase common stock in booktechmass;

(g) Issued an option to purchase 344,828 shares of its common stock at an exercise price of $.58 per share to Tom Delano, its Chief Business Development and Public Relations Officer, in exchange for all of his options to purchase common stock in booktechmass;

(h) Issued an option to purchase 344,828 shares of its common stock to Steven Lewers, its Chief Trade Book Officer, at an exercise price of $.58 per share, in exchange for all of his options to purchase common stock in booktechmass;

(i) Issued an option to purchase 330,334 shares of its common stock to October Ivins, its Chief Knowledge Officer, at an exercise price of $.66 per share, in exchange for all of her options to purchase common stock in booktechmass;

(j) Issued an option to purchase 66,667 shares of its common stock to Morris A. Shepard, its then President and Chief Executive Officer, at an exercise price of $1.50 per share.

 All of the issuances set forth in (a) through (j) above were made pursuant to
 Section 4(2) of the Securities Act.

         On September 30, 1999, booktechmass issued 5,000 shares of its common stock to the following stockholders in exchange for debt totaling $500,000 owed by the Company. The issuance was made pursuant to Regulation D of the Securities Act.

                                                                   No. of Shares
Investor Name                                                        Purchased
-------------                                                        ---------

Frank Hershey                                                            800

Dennis Hershey                                                         2,000
Frank Challant                                                         1,200
Leonard Beck                                                             250
Julie A. Hershey Trust                                                   250
Noah B. Hershey Trust                                                    250
Aaron M. Hershey Trust                                                   250
                                                                       -----
      Total                                                            5,000
                                                                       =====



On May 21, 1998, booktechmass issued 7,000 shares of its common stock to its then existing shareholders in conjunction with a recapitalization of the Company. The issuance was made pursuant to Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement

     Certain statements in this Form 10-KSB, including information set forth under the following Management's Discussion and Analysis and Results of Operations, contains trend analysis and other "forward-looking statements." These statements relate to future events or other future financial performance, and are identified by terminology such as "may", "will", "should", "expects", "anticipates", "plans", "intends", believes", "estimates", or "continues" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results could differ materially from those set forth in the forward-looking statements. Moreover, this discussion and analysis should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements beginning on page 41.

Overview

     As described in Note 2 to the consolidated financial statements, the accounting applied in the Merger of booktech.com, inc., a Nevada corporation (the "Company") and booktech.com, inc., a Massachusetts corporation ("booktechmass") differs from the legal form. As the transaction has been accounted for as a capital transaction and treated as a reverse acquisition, our historical financial results prior to the merger are those of booktechmass. In addition, booktechmass changed its fiscal year from July 31 to December 31 to conform to the fiscal year of Ebony and Gold, the legal acquirer.

     We are subject to a number of risks similar to those of other companies in an early stage of development. Principal among these risks are dependencies on key individuals, competition from other substitute products and larger companies, the successful development and marketing of our products, and the need to obtain adequate additional financing necessary to fund our operations.

     Our business is highly seasonal in nature. More than 75% of our revenues are normally generated in the third and fourth quarters of the calendar year since that period includes the traditional educational publishing selling season. Accordingly, our operating losses have generally been greater in the first and second quarters during a period when publishing revenues are at their lowest levels. Moreover, we rely upon one customer for a significant portion of our revenues - see Note 3 to the financial statements, "Concentration of Credit Risk and Major Customer Information."

     The discussion below assumes we can continue to do business on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in our financial statements, we incurred net losses of $7,998,543, $1,060,646 and $2,182,431 during the year ended December 31, 2000, the five months ended December 31, 1999 and the year ended July 31, 1999, respectively. Moreover, at December 31, 2000 and December 31, 1999, our current liabilities of

$6,479,351 and $5,438,929, respectively, exceeded our current assets by $6,218,101 and $5,127,710, respectively, and a majority of our accounts payable at December 31, 2000, in the amount of $4,009,090, are beyond the normal payment terms. The Company is in default on certain provisions of its loan and other agreements. We are currently seeking additional financing to fund our operations. See Note 13 to our financial statements for a discussion of our efforts subsequent to December 31, 2000 to secure additional financing. We can give no assurance that we will be able to secure new financing in an amount that is required or on terms that are acceptable to us. Further, due to certain non-compliance with financial reporting regulations, the American Stock Exchange ("AMEX") suspended trading of the Company's common stock in April 2001. This suspension precludes the Company from seeking financing through the public markets until such time as the AMEX lifts the suspension. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

     Our financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern. Our continuation as a going concern is dependent upon our ability to obtain additional financing, generate sufficient cash flow to meet our obligations on a timely basis, comply with the terms of our financing agreements and to ultimately attain profitability.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2000 COMPARED TO UNAUDITED YEAR ENDED DECEMBER 31, 1999 ("1999")

     Net sales increased 5.3% to $1,725,019 in 2000 from $1,638,324 in 1999. The increase can be attributed to new business associated with our acquisition of the customer list from Copytron, Inc. ("Copytron") One customer, Barnes and Noble College Bookstores, Inc. accounted for 29% and 66% of net sales for the twelve months ended December 31, 2000 and 1999, respectively. No other single customer represented 10% or more of sales during 2000 or 1999.

     Cost of sales were $2,317,030, or 134.3% of net sales, in 2000 compared to $2,152,409 or 131.4% of net sales, in 1999. The higher cost of sales in 2000 was due to an increase in certain fixed production costs as the Company expands its capacity in anticipation of increased sales levels.

     Selling, marketing, and general and administrative expenses (excluding stock-based compensation) increased 255% to $6,314,304 in 2000 from $1,779,075 in 1999 due primarily to higher compensation and related benefits and facility costs associated with an increase in the number of employees we hired to: (a) build market share in higher education; (b) research and identify new markets for our products; (c) develop for launch our e-commerce portal to meet the demand for customized learning materials; and (d) expand our digital library of educational content. Legal and accounting expenses also increased due to the costs normally associated with being a public company.

     Stock-based compensation costs of $964,945 in 2000 represent the fair market value of stock options and restricted stock awards granted to employees, and stock warrants granted to financial advisors in connection with financial advisory services. We recorded deferred compensation expense of $16,115 at December 31, 2000 relating to the employee stock option grants, which will be amortized and recognized as stock-based compensation as the options vest over the next three years. In addition, certain employee stock options will be accounted for as variable award options, and accordingly, changes to stock-based compensation will be recorded in the future based upon the difference between the grant price of the option and the fair value of the Company's common stock at each reporting date. The fair value of the stock warrants granted to the financial advisors was $402,143 in 2000. There were no stock-based compensation costs in 1999.

     Interest expense decreased to $157,580 in 2000 from $262,485 in 1999 primarily due to lower debt levels resulting from the conversion of $2,815,000 of related party debt in conjunction with the Merger and to the repayment of approximately $1,070,000 of debt during the twelve months ended December 31, 2000.

     Interest income was $30,297 in 2000 due to higher cash balances. There was no interest income in 1999.

     Uncertainty exists regarding the future realization of our tax net operating loss carryforwards. Accordingly we have fully reserved our deferred tax assets.

     The net loss increased to $7,998,543 in 2000 from $2,555,645 in 1999, primarily due to higher selling, marketing, product development, general and administrative expenses and stock-based compensation costs.

RESULTS OF OPERATIONS - FIVE MONTHS ENDED DECEMBER 31, 1999

     Net sales for the five months ended December 31, 1999 were $1,024,866. This five month period represents more than 70% of the annual sales for traditional publishers. Sales to one customer, Barnes & Noble College Bookstores, Inc., accounted for approximately 70% of the net sales. No other single customer represented 10% or more of net sales.

     Cost of sales for the five months ended December 31, 1999 were $1,027,223, or 100.2% of net sales, versus $1,578,308, or 118.8% of net sales, in fiscal 1999. The lower cost of sales in the five month period ended December 31, 1999, on a percentage basis, is due to lower average copyright fees on the mix of coursepacks sold, to lower overtime costs and to process improvements related to production.

     Selling, marketing and general and administrative expenses for the five months ended December 31, 1999 were $932,540, or 91.0% of net sales, versus $1,718,300 or 129.3% of net sales, in fiscal 1999. Actual costs increased (on an annualized basis) due to an increase in personnel and to additional office space and related costs. However, selling, marketing, general and administrative expenses as a percentage of net sales were lower in the five months ended December 31, 1999 as the costs were allocated over the peak revenue season.

     Interest expense was $125,749, or 12.3% of net sales, down from $214,636 or 16.2% of net sales in fiscal 1999 due to the conversion of $500,000 in related party debt to common stock on September 30, 1999.

RESULTS OF OPERATIONS - FISCAL YEARS ENDED JULY 31, 1999 AND 1998

     Net sales increased 67.5% to $1,328,813 in 1999 from $793,178 in 1998 due to greater penetration of the large corporate market and to the high retention rate of existing customers. Sales to one customer, Barnes & Noble College Bookstores, Inc., accounted for approximately 75% and 57% of the net sales in 1999 and 1998, respectively. No other single customer represented 10% or more of net sales.

     Cost of sales were $1,578,308, or 118.8% of net sales, in 1999 compared to $856,559, or 108.0% of net sales in 1998. The higher cost of sales percentage in 1999 was primarily due to higher average copyright fees on the mix of coursepacks sold and to significant overtime costs incurred to handle the increase in sales volume.

     Selling, marketing and general and administrative expenses were $1,718,300, or 129.3% of net sales, in 1999 compared to $1,025,932, or 129.3% of net sales, in 1998. The actual cost increase is due to an increase in personnel and additional office space and related costs.

     Interest expense increased to $214,636 in 1999 from $112,300 in 1998 due to additional loans from related parties to fund our operating losses. Since virtually all of the accrued interest expense due to related parties was converted into common stock in conjunction with the Merger, most of the interest expense incurred on these loans did not require an outlay of cash.

     The net loss increased to $2,182,431 in 1999 from $1,201,613 in 1998 primarily due to the higher copyright fees and to additional overhead costs incurred to accommodate the growth in sales.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     To meet our financing needs, we have historically depended primarily upon loans from our stockholders and directors and sales of our common stock. During the year ended December 31, 2000, we also relied significantly on (1) the issuance of common stock to finance the purchase of assets; (2) trade credit; and (3) common stock awards to employees and non-employees as compensation for their services. Other sources of financing have included bank debt.

     As shown in our financial statements, we incurred net losses of $7,998,543, $1,060,646 and $2,182,431 during the year ended December 31, 2000, the five months ended December 31, 1999 and the year ended July 31, 1999, respectively and our cash balance at December 31, 2000 was $4,611. Our current liabilities at December 31, 2000 and December 31, 1999 of $6,479,351 and $5,438,929,
respectively, exceeded our current assets at those dates by $6,218,101 and $5,127,710, respectively. Moreover, a majority of our accounts payable in the amount of $4,009,090 at December 31, 2000 were beyond their normal payment terms. The Company is in default on certain provisions of its loan and other contractual agreements. Accordingly, we are currently seeking additional financing to fund our operations.

     Until new financing can be secured on a more permanent basis, we will require interim financing. Verus Investments Holdings, Inc. ("Verus") provided $2,639,261 in interim financing to fund the Company's working capital needs during the year ended December 31, 2000. In connection with the Merger, $1,500,000 of the loans provided in 2000 and $500,000 in Verus loans outstanding at December 31, 1999 were converted into 1,333,333 shares of common stock. The remaining due on demand unsecured advances of $939,261 and $200,000 outstanding at December 31, 2000, carry interest at a rate of 8% and 10%, respectively, per annum. The advances have been formalized with stated repayment terms which provide for the advances to be repaid by December 31, 2001 and November 22, 2001, respectively. $200,000 of these loans are convertible at the option of the holder, into shares of common stock on the earlier of (i) November 22, 2001 at a conversion rate of $2.35 per share or (ii) at anytime at a conversion rate of $2.94 per share when the average price of the Company's common stock, as defined in the convertible agreement, exceeds $3.675. In addition, Verus was granted warrants to purchase 50,000 shares of our common stock at an exercise price of $2.94 per share.

     On March 31, 2000, the Company received $317,951 in advances from a stockholder. During the twelve months ended December 31, 2000, the Company repaid $456,710 in principal and accrued interest on loans from stockholders, including the $317,951 received on March 31, 2000, using a portion of the proceeds from the sale of the common stock in conjunction with the Merger.

     During the year ended December 31, 2000, the cost of our property and equipment increased by $3,518,818, primarily due to the purchase of a new management information system. The total $3,518,818 of property and equipment purchases was financed as follows: $833,686 through debt (primarily capital leases), $1,862,318 through accounts payable and the balance of $822,814 in cash. We are not currently planning to make any significant capital outlays in 2001.

     On August 2, 2000, we entered into an Asset Purchase Agreement (the "Agreement") with Copytron, an unrelated entity, to purchase a customer list for a maximum aggregate purchase price of up to $1,300,000. The terms of the agreement required aggregate cash payments of $300,000, $100,000 at closing and $200,000 payable in three installments with the last $100,000 due on October 9, 2000, and the $1.0 million balance of the purchase price to be paid through the issuance of three tranches of our common stock. We paid the $100,000 at closing and one additional $100,000 installment during 2000. However, given our financial position, we only paid $50,000 as of December 31, 2000 against the last installment and the balance of $50,000 owing on the last installment remains unpaid as of the date of this report. Accordingly, we are in default under the terms of this promissory note. On August 2, 2000, we issued 238,298 shares of common stock with an aggregate value of $700,000 as payment of the first tranche under the Agreement. On the one year anniversary of the Agreement, and in the event that the fair value of the Company's common stock is less than the fair market value, as defined in the Agreement, the Company is obligated to pay, either in cash or in common stock at the discretion of the Company, an amount, which when combined with the value of the original issuance of the Company common stock has an aggregate value of $700,000. The Company intends to satisfy this requirement by issuing additional shares of common stock. As calculated using the April 23, 2001 fair market value of the Company's common stock, the Company would be obligated to issue an additional 720,000 shares. In addition, we will issue additional shares of common stock on August 2, 2001 and 2002, if annual sales from customers previously served by Copytron exceed $700,000, with each issuance having a then current fair market value of up to $150,000.

     In conjunction with the Merger on March 31, 2000, we (a) refinanced $2,815,000 of our stockholder and director loans plus $401,171 in related accrued interest by the issuance of 2,135,301 shares of Series A Preferred Stock; (b) purchased new technology and a related patent application with the issuance of 1,379,310 shares of common stock; and (c) sold 4,666,667 shares of common stock, including warrants to purchase an additional 833,333 shares of our common stock for an aggregate purchase price of $7 million, including conversion of the notes payable, advances and accrued interest owed to Verus International Group, Ltd. At the time of the Merger, we realized net cash proceeds of $5 million on the sale.

     Since November 1, 2000, all senior officers have deferred their salaries in anticipation of the Company securing additional financing. The financing has not been secured and accordingly, the officers' salaries have been accrued as a liability in the Company's financial statements as of December 31, 2000, in the amount of $168,462. The liability as of May 6, 2001, is $535,961. The officers will be paid for current salaries beginning May 7, 2001, and accordingly, no further liability is expected to be accrued.

     On January 5, 2001, the Company borrowed $55,000 from two of its officers. These promissory notes are unsecured, bear interest at 5% per annum, and are due February 5, 2001. As of June 28, 2001 $46,000 has been repaid.

     On January 10, 2001, the Company refinanced $455,627 of accounts payable due to Xerox under the services agreement described in Note 8 to the consolidated financial statements with a promissory note. The note is payable in monthly installments of $41,339, including interest at a rate of 16% per annum, beginning on February 15, 2001. The final payment will be due on January 10, 2002, unless the Company defaults under the terms of the note, in which case, the promissory note becomes fully due and payable. The Company has not made the required payments under the promissory note in 2001 and, accordingly, the Company is in default under the terms of the note.

     On January 19, 2001, the Company borrowed $40,000 from two additional officers. These promissory notes are unsecured, are due February 19, 2001, and are payable with interest at a rate of 5% per annum.

     On February 8, 2001, the Company sold 40,000 shares of its common stock to an accredited investor for $20,000. The issuance was made pursuant to Section 4(2) of the Securities Act.

     On February 13, 2001, the Company borrowed $100,000 from a stockholder and officer of the Company due and payable on June 30, 2001 with interest at 8% per annum. This borrowing is unsecured.

     On March 15, 2001, the Company offered to issue 500,000 shares of its common stock to Dutchess Advisors, Ltd. ("Dutchess") as consideration for their advisory services in connection with the Company's current efforts to secure additional financing through a private placement. The shares would be issued pursuant to Regulation D under the Securities Act, as amended. Of the total shares that could be issued, 100,000 shares contain piggyback registration rights. At the date of this report the Company has rescinded the offer and no shares have been offered to Dutchess. An additional finder's fee may be paid in cash to Dutchess upon completion of a private placement transaction.

     The Company is factoring the majority of its accounts receivable. Net advances from the factor approximate $375,000 through June 28, 2001. Fees for these services are expected to average 6% of amounts factored.

     On March 22, 2001, the Company entered into an equity line of credit with a private investor. Under the terms of this agreement, upon the effective registration of the Company's common stock, the investor will purchase up to an aggregate of $10 million of such common stock over the course of 36 months from the date of the agreement at a purchase price per share equal to 91% of the market price as defined therein. The amount of shares to be put to the investor by the Company is subject to certain average daily trading volumes for the Company's common stock in the U.S. financial markets. In connection with this agreement, we will be issuing 250,000 shares of common stock for no consideration to an affiliate of the investor. The Company will record $212,500 in stock-based compensation in the quarter ended March 31, 2001 related to this agreement.

     Our cash balance at June 28, 2001 is not sufficient to fund the Company's operations. As described above, we are currently seeking additional sources of equity or debt financing to fund our operations. Between December 31, 2000 and the date of this report, Verus loaned the Company $1,000,000.

     Although we have been successful in raising financing in the past, there can be no assurance that any additional financing will be available to us on commercially reasonable terms, or at all. Furthermore, we can provide no assurance that our stockholders will continue to provide additional financing on either an interim or permanent basis. Any inability to obtain the necessary additional financing will have a material adverse effect on us, requiring us to significantly curtail or possibly cease our operations. In addition, any additional equity financing may involve substantial dilution to the interests of our then existing stockholders.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We adopted SFAS No. 133 effective January 1, 2001 which did not have an impact on our financial position or our results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition. We adopted SAB No. 101 in the fourth quarter of 2000, as required. The adoption of SAB No. 101 did not have an effect on the Company's financial position or its results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

     Any investment in shares of our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained herein, before you decide to buy our common stock. If any of the following risks occur, our business could be materially harmed. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

STOCK TRADING HALT

     On April 23, 2001, the American Stock Exchange halted trading of the Company's common stock due to the Company's failure to file its Form 10-KSB for the year ended December 31, 2000. With the filing of the Form 10-QSB for the period ending March 31, 2001, the Company expects that AMEX will allow the Company to resume trading. However, there can be no assurance that AMEX will allow the Company to resume trading once this report on Form 10-KSB and the 10-QSB for the period ended March 31, 2001 has been filed. Moreover, although the Company will attempt to do so, there can be no assurance that the Company will be able to maintain its listing on the American Stock Exchange in the future.

     If the Company loses its listing on the AMEX, the common stock may thereafter be included for trading on the Over The Counter Bulletin Board ("OTCBB"). For the common stock to be traded on the OTCBB, a market maker must make certain filings with the National Quotation Bureau. There can be no assurance that any such filings will be made, or that if made, the common stock will be accepted for inclusion in the OTCBB. Even if included, a trading market may not develop or be sustained, and investors may not be able to liquidate their investment.

WE HAVE NOT BEEN PROFITABLE, HAVE GENERATED NEGATIVE OPERATING CASH FLOWS AND WE EXPECT OUR LOSSES AND NEGATIVE CASH FLOWS TO CONTINUE.

     We have never been profitable. We base current and future expense levels on our operating plans and our estimates of future revenues. If our revenues do not materialize or grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not achieve profitability or positive cash flows. As shown in our financial statements, we incurred losses of $7,998,543, $1,060,646 and $2,182,431 for the year ended December 31, 2000, the five months ended December 31, 1999 and the year ended July 31, 1999, respectively. At December 31, 2000, we had an accumulated deficit of $13,677,257 and our current liabilities of $6,562,755 exceeded our current assets by $6,301,505. Moreover, a majority of our accounts payable in the amount of $4,009,090 at December 31, 2000 were beyond the normal payment terms. We expect to continue to lose money and generate negative cash flows from operations in the foreseeable future because we anticipate incurring significant expenses in connection with building our brand, improving our services and increasing our product offerings. We may find it necessary to accelerate expenditures relating to our marketing and sales efforts or to further develop our Web site and information technology. If we accelerate these expenditures and our revenues do not increase proportionately, our rate of losses and negative operating cash flows will increase.

WE RELY ON ONE CUSTOMER FOR MOST OF OUR REVENUE.

     We depend on Barnes & Noble College Bookstores, Inc. for a significant portion of our revenues. Sales to this customer represented 29%, 70% and 75% of net sales for the year ended December 31, 2000, the five months ended December 31, 1999 and the year ended July 31, 1999, respectively. The decrease in sales to Barnes & Noble College Bookstores, Inc. during the year ended December 31, 2000 relative to the Company's total sales is primarily the result of increased Company sales to other parties and sales to former Copytron customers, net of a decrease in sales to this customer. There can be no assurance that the customer will continue to purchase goods from us at prior levels, if at all. The loss of this customer would have a material adverse effect on our company.

OUR BUSINESS AND REVENUE MODEL IS UNPROVEN.

     Our ability to generate significant revenues and profits from the sale of custom textbooks and course packs and other products and services we may offer in the future is uncertain. To be successful, we must attract and retain a significant number of customers to our Web site at a reasonable cost. Any significant shortfall in the expected number of purchases occurring through our Web site will negatively affect our financial results by increasing or prolonging operating losses and negative operating cash flows. Conversion of customers from traditional shopping methods to electronic shopping may not occur as rapidly as we expect, if at all. Therefore, we may not achieve the customer traffic we believe is necessary to become successful. Specific factors which could prevent widespread customer acceptance of our business and our ability to increase revenues include:

     o    Lack of consumer awareness of our online presence;

     o    Pricing that does not meet consumer expectations;

     o    Consumer concerns about the security of online transactions;

     o Shipping charges, which do not apply to shopping at traditional retail stores and are not always charged by some of our online competitors;

     o Delivery time associated with online orders, as compared to the immediate receipt of products at traditional retail stores;

     o Product damage from shipping or shipments of the wrong products, which may result in a failure to establish trust in purchasing our products online;

     o Delays in responses to consumer inquiries or in deliveries to consumers; and

     o    Difficulty in returning or exchanging orders.

YOU SHOULD NOT RELY ON OUR QUARTERLY OPERATING RESULTS AS AN INDICATION OF OUR FUTURE RESULTS BECAUSE THEY ARE SUBJECT TO SIGNIFICANT SEASONAL FLUCTUATIONS.

     Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter. Sales in the textbook industry traditionally are significantly higher in the first and third calendar quarters of each year compared with the second and fourth calendar quarters. A part of our strategy is to offer additional products and services through our Web site. We cannot be sure that we will be able to generate significant sales of any product other than new textbooks or generate revenues from additional services or that such sales or revenues will not occur with textbook sales or in their own seasonal pattern and, as a result, we may continue to experience such fluctuations in operating results. Fluctuations in our quarterly operating results could cause our stock price to decline. You should not rely on sequential quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:

     o    Seasonal trends in the textbook industry;

     o Our ability to manage or influence inventory and fulfillment operations;

     o    The level of merchandise returns we experience;

     o Our ability to attract new customers, retain existing customers and maintain customer satisfaction;

     o Introduction of new products and services or enhancements, or a change in pricing policies, by us or our competitors, or a change in pricing policy by our sole fulfillment source;

     o Changes in the amount and timing of expenditures related to marketing, information technology and other operating expenses to support future growth;

     o Technical difficulties or system downtime affecting the Internet generally or the operation of our Web site specifically;

     o Increasing consumer acceptance and use of the Internet and other online services for the purchase of consumer products;

     o Potential acquisitions or strategic alliances either by us or our competitors; and

     o General economic conditions and economic conditions specific to the Internet, online commerce and the book industry.

     As a result of the seasonal fluctuations and because the online sale of books and online selling in general is new and it is difficult to predict consumer demand, it is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In that event, it is likely that the price of our stock would decline.

WE FACE SIGNIFICANT COMPETITION, AND THAT COMPETITION MAY INCREASE SUBSTANTIALLY BECAUSE OF THE LOW BARRIERS TO MARKET ENTRY.

     The online custom publishing market is rapidly evolving. We expect competition to continue to intensify in the future. We currently compete with the following categories of companies:

     o Traditional textbook publishers, like McGraw-Hill and Pearson, are recombining their own content and reselling it as printed text, lab manuals, readers, and workbooks.

     o Traditional publishers are also striking deals with new media publishers to migrate their content to the Web.

     o Online libraries, such as Questia, ebrary, and netLibrary, are pursuing a variety of business models in the education market. In general, the research-oriented sites (Questia and ebrary) are focused on selling student subscriptions to content they either own, license or are in the process of acquiring

     Many of our current and potential competitors have longer general retail operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technological, operational and other resources than we do. Some of our competitors may be able to secure textbooks from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing, shipping policies or inventory availability policies and devote substantially more resources to Web site and systems development than we can.

     As competition increases, we may experience reduced operating margins, loss of market share and a diminished brand franchise. To remain competitive, we may from time to time make pricing, service or marketing decisions or acquisitions that could affect our financial condition and results of operations. It is possible that our supply channel (distributors and, indirectly, publishers) may enter the market and match our pricing through direct retail centers or that either or both our supply channel and traditional college bookstores may enter the online commerce market as our competitors. It is also possible that companies that control access to transactions through network access or Web browsers could promote our competitors or charge us a substantial fee for inclusion.

     As Internet use becomes increasingly prevalent, it is possible that the full text of books we offer for sale will be available for viewing on the Web or on other electronic devices such as virtual textbooks. If virtual textbooks become a reality and students rely on them in lieu of purchasing hard copies of textbooks, our business may decline.

     Our ability to remain competitive will depend in significant part upon our ability to develop and introduce, in a timely and cost-effective manner, product enhancements, new products and services to expand and diversify our customer base. There can be no assurance we will be successful in developing and introducing these products enhancements and new products. In addition, there can be no assurance that our potential competitors will not achieve technological advances that provide a competitive advantage over our products and services or that make such products and services obsolete.

LOSS OF ANY OF OUR KEY MANAGEMENT PERSONNEL COULD NEGATIVELY AFFECT OUR
BUSINESS.

     Our future success depends to a significant extent on the continued service and coordination of our management team, particularly William G. Christie, President, Chief Executive Officer, and Chairman of the Board. Mr. Christie was appointed President, Chief Executive Officer and Chairman of the Board on May 14, 2001. Nonetheless, the loss or departure of any of our executive officers or key employees could harm our ability to implement our business plan. We do not maintain key person insurance on any member of our management team. Our senior management team deferred receipt of their salaries from November 2000 to May 6, 2001. We cannot be assured that senior management will not need to seek other employment due to personal financial requirements.

OUR BUSINESS AND GROWTH WILL SUFFER IF WE ARE UNABLE TO SUCCESSFULLY HIRE AND RETAIN KEY PERSONNEL.

     Our future success depends on our ability to attract, train, motivate and retain highly skilled employees. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. The failure to attract and retain the necessary managerial, marketing, merchandising, operational, customer service, technical, financial or administrative personnel could harm our business. In addition, as we grow and add additional product and service offerings, we anticipate a need to further develop and expand our Web site. We cannot be certain we will be able to attract and retain a sufficient number of qualified software developers or outside consultants for our Web site and transaction-processing systems.

WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT FUNDS TO OPERATE OR GROW OUR BUSINESS AND ANY ADDITIONAL FINANCING MAY BE ON TERMS ADVERSE TO YOUR INTERESTS.

     We intend to continue to grow our business. We expect to continue to lose money and generate negative cash flows from operations for the foreseeable future. We need to raise additional funds in the future to fund more aggressive marketing programs, to acquire or develop new technology, to increase our staff to meet operational demands, to introduce new products or services or to acquire complementary businesses or services or intellectual property rights. If we raise additional funds by issuing equity securities, our stockholders may experience significant dilution of your ownership interest and such securities may have rights senior to those of the holders of their common stock. Obtaining additional financing will be subject to a number of factors, including:

     o    Market and economic conditions;

     o    Our financial condition and operating performance; and

     o    Investor sentiment.

     These factors may make the timing, amount, terms and conditions of additional financing unattractive for us. If additional financing is not available when required or is not available on commercially reasonable terms, we may be unable to:

     o    continue our existing operations;

     o    fund our expansion;

     o    Successfully promote our brand name;

     o    develop or enhance our products and services;

     o develop or purchase new servers, software and other technology to enable us to process increased transactions and service increased traffic on our Web site;

     o attract and retain the appropriate talent and a sufficient number of employees to handle our increasing operations; and

     o take advantage of business opportunities or respond to competitive pressures.

     Our inability to take any of these actions could reduce the value of our securities.

WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR EXPANDING OPERATIONS.

     We expect our operating expenses and staffing levels to increase in the future. We expect that we will need to continue to improve our financial and managerial controls and reporting and training systems and procedures. We will also need to continue to expand and maintain close coordination among our marketing and sales, operational, technical, accounting, finance and administrative organizations. Any failure by us to implement cohesive management and operating systems, add resources on a cost effective basis or manage our expansion could have a material adverse effect on our company.

EXPANDING THE BREADTH AND DEPTH OF OUR PRODUCT OR SERVICE OFFERINGS IS EXPENSIVE AND DIFFICULT, AND WE MAY RECEIVE NO BENEFIT FROM OUR EXPANSIONS.

     We are expanding our operations by promoting new, complementary products, expanding the breadth and depth of products and services we currently offer and expanding our market presence through relationships with new schools and other third parties. We cannot be certain that our current expansion and any potential expansion would generate sufficient revenues to offset the costs involved. Moreover, we may pursue the acquisition of new or complementary businesses, products or technologies or other intellectual property rights, although we have no present understandings, commitments or agreements with respect to any such acquisitions.

     Expansion of our products and services will require significant additional expenditures and could strain our management, financial and operational resources. For example, we may need to incur significant marketing expenses, develop relationships with new partners, manufacturers or distributors or comply with new regulations. We cannot be certain we will be able to expand our product and service offerings in a cost-effective or timely manner, and we cannot be certain that any such efforts would receive market acceptance or increase our overall market acceptance. The offering of new products and services that are not favorably received by our customers could damage our reputation and brand name. In addition, we may not be able to offer additional products or services. If we are able to do so, we may not be able to offer these products or services before our competition. For many of these products and services, there are already other traditional and online retailers offering these products and we may not be able to change our customers' purchasing habits.

WE WILL ONLY BE ABLE TO EXECUTE OUR BUSINESS MODEL IF USE OF THE INTERNET AND ONLINE COMMERCE GROWS.

     Our business would be adversely affected if Internet usage does not continue to grow. Internet usage may be inhibited for any of the following reasons:

     o The Internet infrastructure may be unable to support increased demand or its performance and reliability may decline as usage grows;

     o The inability of Web sites to provide security and authentication of confidential information contained in transmissions over the Internet;

     o The quality of Internet products and services may not continue to generate user interest;

     o Online commerce is at an early stage and buyers may be unwilling to shift their traditional purchasing to online purchasing;

     o Increased government regulation or taxation of online commerce, at the state or federal level, may adversely affect the viability of online commerce;

     o Insufficient availability of telecommunication services or changes in telecommunication services may result in slower response times; and


     o Web sites may not have the ability to respond to privacy concerns of potential users, including concerns related to the placement by Web sites of information on a user's hard drive without the user's knowledge or consent.

IF WE ARE UNABLE TO ADAPT AS INTERNET TECHNOLOGIES AND CUSTOMER DEMANDS CONTINUE TO EVOLVE, OUR SERVICES AND PRODUCTS COULD BECOME LESS DESIRABLE.

     A key element of our strategy is to generate a high volume of traffic to, and use of, our Web site. Accordingly, the satisfactory performance, reliability and availability of our Web site, transaction-processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers and maintain adequate customer service levels. An unanticipated dramatic increase in the volume of traffic on our Web site or the number of orders placed by our customers may force us to expand and upgrade our technology, transaction-processing systems and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our Web site or timely expand and upgrade our systems and infrastructure to accommodate such increases. To be successful, we must adapt to our rapidly changing market by continually enhancing the technologies used in our Internet products and services and introducing new technology to address the changing needs of our business and customers. If we are unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or business and customer requirements, our business could be harmed.

AS AN INTERNET-BASED RETAILER, WE DEPEND HEAVILY ON OUR INFORMATION TECHNOLOGY INFRASTRUCTURE AND OUR OPERATIONS COULD BE JEOPARDIZED BY ANY SYSTEM FAILURE OR INADEQUACY.

     Our operations are dependent on our ability to maintain our computer and communications software and equipment in effective working order and to protect our systems against damage from fire, natural disaster, power loss, communications failure or similar events. In addition, the growth of our customer base may strain or exceed the capacity of our computer and communications systems and lead to degradations in performance or systems failure. Our success, in particular our ability to successfully receive and fulfill orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems. We use an internally developed system for our Web site, search engine and substantially all aspects of transaction processing, including order management, cash and credit card processing, purchasing, inventory management and shipping.

     We do not presently have a formal disaster recovery plan and do not carry sufficient business interruption insurance to compensate for losses that may occur. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins, fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and fulfill customer orders. Any damage, failure or delay that causes interruptions in our system operations could have a material adverse effect on our business.

CONCERNS ABOUT SECURITY ON THE INTERNET MAY REDUCE THE USE OF OUR WEB SITE AND IMPEDE OUR GROWTH.

     A significant barrier to confidential communications over the Internet has been the need for security. We rely on SSL encryption technology to prevent the misappropriation of customer credit card data during the transaction process. Under current credit card practices, a merchant is liable for fraudulent credit card transactions where, as is the case with the transactions we process, that merchant does not obtain a cardholder's signature. A failure to adequately control fraudulent credit card transactions could reduce our collections and harm our business. Internet usage could decline if any well-publicized compromise of security occurred. Our site could be particularly affected by any such breach because our online commerce model requires the entry of confidential customer ordering, purchasing and delivery data over the Internet, and we maintain a database of this historical customer information. Until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet as a medium for commerce.

     We cannot be certain that advances in computer capabilities, new discoveries in the field of cryptography or other developments will not result in the compromise or breach of the algorithms we use to protect content and transactions on our Web site or proprietary information in our databases. Anyone who is able to circumvent our security measures could misappropriate proprietary, confidential customer or company information or cause interruptions in our operations. We may incur significant costs to protect against the threat of such security breaches or to alleviate problems caused by these breaches.

WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES AFFECTING THE INTERNET WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

     To date governmental regulations have not materially restricted use of the Internet in our markets. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from delivering our products and services over the Internet. The growth of the Internet may also be significantly slowed. This could delay growth in demand for our network and limit the growth of our revenues. In addition to new laws and regulations being adopted, existing laws may be applied to the Internet. New and existing laws may cover issues, which include:

     o    Sales and other taxes;

     o    User privacy;

     o    Pricing controls;

     o    Characteristics and quality of products and services;

     o    Consumer protection;

     o    Libel and defamation;

     o    Copyright, trademark and patent infringement; and

     o    Other claims based on the nature and content of Internet materials.

WE MAY BE UNABLE TO PROTECT OUR PROPRIETARY INTELLECTUAL PROPERTY RIGHTS.

     The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from our technology and brand name without paying us for them. If this were to occur, our revenues and the value of our securities could be reduced. The steps we have taken to protect our proprietary rights may not be adequate to deter misappropriation of proprietary information. We may not be able to detect unauthorized use of our proprietary information or take appropriate steps to enforce our intellectual property rights. In addition, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The laws of other countries in which we may market our services in the future may afford little or no effective protection of our intellectual property. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive.

DEFENDING AGAINST INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS COULD BE TIME CONSUMING AND EXPENSIVE AND, IF WE ARE NOT SUCCESSFUL, COULD SUBJECT US TO SIGNIFICANT DAMAGES AND DISRUPT OUR BUSINESS.

     We cannot be certain that our products do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We expect that infringement claims in our markets will increase in number as more participants enter the market. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business.

We may incur substantial expenses in defending against these third-party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business.

AS INTERNET TECHNOLOGY AND REGULATION ADVANCES, WE MAY NOT BE ABLE TO PROTECT OUR DOMAIN NAMES.

     We currently hold various Web domain names relating to our brand, including the "booktech.com" domain name. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is expected to change in the near future. Such changes in the United States are expected to include a transition from the current system to a system, which is controlled by a non-profit corporation and the creation of additional top-level domains. Requirements for holding domain names will also be affected. As a result, there can be no assurance that we will be able to acquire or maintain relevant domain names. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. Any such inability could harm our business.

WE MAY BECOME SUBJECT TO REGULATION AS AN INVESTMENT COMPANY.

     We, as sole stockholder, currently control booktechmass. If we were to cease participation in the management of booktechmass, our interest in booktechmass could be deemed an "investment security" for purposes of the Investment Company Act of 1940. A determination that such investment was an investment security could result in our company being an investment company under the Investment Company Act and becoming subject to the registration and other requirements of the Investment Company Act. If anything were to happen which would cause us to be deemed to be an investment company under the Investment Company Act, restrictions imposed by the Investment Company Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as currently conducted and could have a material adverse effect on our business and booktechmass.

SOME STATES MAY IMPOSE A NEW SALES TAX ON OUR BUSINESS.

     A 1992 Supreme Court decision confirmed that the commerce clause of the United States Constitution prevents a state from requiring the collection of its sales and use tax by a mail-order company unless such company has a physical presence in the state. However there continues to be uncertainty due to inconsistent application of the Supreme Court decision by state and federal courts. We attempt to conduct our operations consistent with our interpretation of the applicable legal standard, but there can be no assurance that such compliance will not be challenged. In recent challenges, various states have sought to require companies to begin collection of sale and use taxes and/or pay taxes from previous sales. As of the date of this annual report, we have not received assessments from any state. We currently collect and forward sales tax on all shipments to New York, New Jersey, Virginia and Canada. The Supreme Court decision also established that Congress has the power to enact legislation which would permit states to require collection of sales and use taxes by mail-order companies. Congress has from time to time considered proposals for such legislation. We anticipate that any legislative change, if adopted, would be applied on a prospective basis. While there is no case law on the issue, we believe that this analysis could also apply to our online business. Recently, several states and local jurisdictions have expressed an interest in taxing e-commerce companies who do not have any contacts with their jurisdictions other than selling products online to customers in such jurisdictions. The Internet Tax Freedom Act imposed a moratorium on new taxes or levies on e-commerce for a three-year period due to expire in October 2001. However, there is a possibility that Congress may not renew this legislation. Any such taxes could have an adverse effect on online commerce, including our business.

OUR STOCK PRICE MAY EXPERIENCE EXTREME PRICE AND VOLUME FLUCTUATIONS.

     The stock market in general and the market prices of shares in newly public technology companies, particularly those such as ours that offer Internet-based products and services, have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. We cannot be certain that these trading prices or price to earnings ratios will be sustained. The market price of our common stock could be highly volatile and subject to wide fluctuations in response to many factors which are largely beyond our control. These factors include:

     o    Quarterly variations in our results of operations;

     o    Adverse business developments;

     o    Changes in financial estimates by securities analysts;

     o    Investor perception of us and online retailing services in general;

     o    Announcements by our competitors of new products and services; and

     o General economic conditions both in the United States and in foreign countries.

IF OUR STOCK PRICE IS VOLATILE, WE MAY BECOME SUBJECT TO SECURITIES LITIGATION, WHICH IS EXPENSIVE AND COULD RESULT IN A DIVERSION OF RESOURCES.

     Securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Litigation brought against us could result in substantial costs to us in defending against the lawsuit and a diversion of management's attention that could cause our business to be harmed.

SINCE OUR CURRENT AND FORMER OFFICERS AND DIRECTORS, AND OUR LARGE STOCKHOLDERS, OWN A LARGE PERCENTAGE OF OUR OUTSTANDING SHARES, THEY ARE ABLE TO SIGNIFICANTLY INFLUENCE MATTERS REQUIRING STOCKHOLDER APPROVAL.

     As of April 30, 2001, our current and former executive officers, directors, and large stockholders, and their respective affiliates, beneficially own in the aggregate 7,978,354 shares or approximately 38% of our issued and outstanding stock. These stockholders may be able to exercise control over all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions.

FUTURE SALES OF OUR COMMON STOCK MAY NEGATIVELY AFFECT OUR STOCK PRICE.

     As of April 30, 2001, there were 20,766,489 shares of our common stock outstanding. Assuming trading resumes on the AMEX, 14,346,248 shares of our common stock will be eligible for sale, subject to the volume limitations set forth in Rule 144 of the Securities Act. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market following the date of this annual report, or the perception that such sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

WE MAY NOT FIND SUFFICIENT ACQUISITION CANDIDATES.

     As part of our strategy, we continually search for acquisition opportunities. There can be no assurance that we will be successful in identifying attractive acquisitions. If any potential acquisition opportunities are identified, there can be no assurance that we will consummate such acquisitions or, if any such acquisition does occur, that we will be successful in enhancing our business. We may in the future face competition for acquisition opportunities, which may inhibit our ability to consummate suitable acquisitions and increase the expense of completing acquisitions.

ANY ACQUISITIONS WE MAKE MAY POSE A NUMBER OF RISKS THAT COULD MATERIALLY ADVERSELY AFFECT OUR STRATEGY.

     To the extent that we complete acquisitions, such acquisitions could pose a number of special risks, including the diversion of management's attention, the assimilation of the operation and personnel of the acquired companies, the integration of acquired assets with existing assets, adverse short-term effect on reported operating results, the amortization of acquired intangible assets and the loss of key employees. Additionally, with respect to potential future acquisitions by us, our stockholders are not expected to have the right to vote on such acquisitions.

IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE OUR COMPANY AND THIS COULD DEPRESS OUR STOCK PRICE.

     Nevada corporate law and our amended and restated certificate of incorporation and our by-laws contain provisions that could have the effect of delaying, deferring or preventing a change in control of booktech.com or a change of our management that stockholders may consider favorable or beneficial. These provisions could discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include those which:

     o Authorize the issuance of "blank check" preferred stock, which is preferred stock that can be created and issued by the Board of Directors without prior stockholder approval, with rights senior to those of common stock;

     o Provide for a staggered Board of Directors, so that it would take three successive annual meetings to replace all directors;

     o    Prohibit stockholder action by written consent; and

     o Establish advance notice requirements for submitting nominations for election to the Board of Directors and for proposing matters that can be acted upon by stockholders at a meeting.


ITEM 7.   FINANCIAL STATEMENTS

     Incorporated by reference from the consolidated financial statements and notes thereto of booktech.com, inc., which are attached hereto beginning on page 41.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The registrant filed a report on Form 8-K on May 15, 2000 which reported that the Board of Directors of the Company approved the dismissal of Barry L. Friedman P.C. as its independent auditor and appointed Deloitte & Touche LLP.

     There were no disagreements between booktech.com, inc. and Barry L. Friedman P.C. on any matter of accounting principle or practice, financial statement disclosures, auditing scope or procedure which, if not resolved to his satisfaction of would have caused Barry L. Friedman P.C. to make reference to the subject matter of the disagreement in connection with their report. The audit opinion of Barry L. Friedman P.C. contained an explanatory paragraph emphasizing the Company's status as a development stage enterprise and uncertainty regarding the Company's ability to continue as a going concern.

     It should also be noted that Deloitte & Touche LLP provided independent auditing services to booktechmass prior to the Merger.

                                    PART III.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

IDENTIFY DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

     Directors are elected by the stockholders or by affirmative vote of a majority of the directors then in office, and hold office until the next annual meeting of the stockholders. Officers and other employees serve at the will of the Board of Directors. The following table sets forth certain information regarding our directors and executive officers:


  Name                                     Age      Position
  ----                                     ---      --------
  Directors and Executive Officers
  William G. Christie                       53      President, Chief Executive Officer, and Chairman
  Morris A. Shepard, Ph.D.*                 63      President, Chief Executive Officer,  and Chairman
  Joel Dumaresq                             37      Director
  Ajmal Khan                                39      Director
  Barry Romeril                             56      Director
  Sherry Turkle                             52      Director
  Ted Bernhardt                             49      Chief Financial Officer, Treasurer and Secretary

  Key employees

  October Ivins                             49      Chief Knowledge Officer
  Steven Lewers                             52      Chief Trade Book Officer


    Directors and Executive Officers

     William G. Christie has been our President, Chief Executive Officer, and Chairman of the Board since May 14, 2001. Immediately prior to these positions, Mr. Christie was the Chief Operating Officer of !heyinc, with responsibility for sales, business development, and shared responsibility for investment and investor relations. In August, 1998, Mr. Christie was part of an investor group which acquired Contact Dynamics. The company was renamed icontact.com and he last served as Chief Executive Officer before it merged with hey Software to form !heyinc. in August, 2000. From 1997 until 1998, Mr. Christie was the principal of his own consulting firm, W. G. Christie Associates. The company worked in the data warehousing/data mining and Internet applications areas. For the preceding 12 years, he was responsible for MIS and Merchandising Support of the CALDOR Corporation.

     *Morris A. Shepard, Ph.D. was our Chairman of the Board of Directors, Chief Executive Officer, and President from March 31, 2000 through May 11, 2001. Immediately prior to holding those positions, Mr. Shepard had been President, Director and Chief Executive Officer of booktech.com, inc., a Massachusetts corporation ("booktechmass") since 1995, which formerly carried on the business now carried on by our company. Prior to founding booktechmass in 1995, he taught graduate and undergraduate courses in Boston and in Europe.

     Joel Dumaresq was elected a Director on January 17, 2000. Mr. Dumaresq is an experienced business executive and investment specialist. His experience ranges from running public and private corporations to working for a national investment-banking firm. From 1994 until its being sold in 1998, Mr. Dumaresq was president of Westair Aviation Inc., a regional charter airline service. For the past two years, he has worked with the Verus Group on public equity financings and mergers and acquisitions. He holds a degree in economics from the University of British Columbia.

     Ajmal Khan was elected a Director on March 31, 2000. Since 1992, Mr. Khan has been the President of Verus International Group Ltd., a diversified investment group, which he founded in 1990. Verus International Group Ltd.. is involved in the ownership of hotels, venture capital financing, corporate acquisitions, and several joint venture interests, including Barakaat Holdings Ltd., a sports marketing company.

     Barry Romeril was elected a Director on March 31, 2000. From 1993 to the present, he has served as Chief Financial Officer of Xerox Corporation ("Xerox"). In April 1999, he was elected to the Board of Directors of Xerox and was named its vice chairman. Mr. Romeril is responsible for all finance, treasury, tax and audit activities at Xerox as well as its internal services and real estate operations. In addition, he is responsible for (a) Xerox Technology Enterprises, which oversees emerging businesses; (b) Xerox's intellectual property unit and (c) Xerox Engineering Services.

     Sherry Turkle was elected a Director on March 31, 2000. From 1999 to the present, she has served as the Abby Rockefeller Mauze Professor in the Program in Science, Technology, and Society at the Massachusetts Institute of Technology ("MIT"). From 1991 through 1999, Ms. Turkle served as Professor of the Sociology of Science at MIT. She has published books and articles on a variety of subjects and is a frequent speaker on the digital revolution.

     Ted Bernhardt has been our Chief Financial Officer and Treasurer since March 31, 2000, and Secretary since September, 2000. From June 1999 to March 31, 2000, he was Chief Financial Officer of booktechmass. From 1998 to May 1999, he provided financial and business development consulting services for INSO Corporation and Custom Communications Partners. From 1993 to 1998, Mr. Bernhardt was Chief Financial Officer of the custom publishing division of Cadmus Communications Corporation. He received his bachelor's degree in Finance from Boston College and his Masters in Business Administration from Suffolk Business School.

     October Ivins has been our Chief Knowledge Officer since March 6, 2000. From June 1998 to December 1999, Ms. Ivins served as Director of Strategic Relationships for PubList.com, an on-line directory of publications and related services. From 1995 to 1998, she taught courses on information access and Internet use as a doctoral student at the University of Texas at Austin. Ms. Ivins brings 20 years of experience in academic libraries at Louisiana State University and the University of North Carolina at Chapel Hill where she earned her Bachelor of Arts degree and her Masters in Library Sciences.

     Steven Lewers has been our Chief Trade Book Officer since January 31, 2000. Immediately prior to joining the Company, he managed Steven Lewers & Associates, a consulting firm for the consumer book industry, which he founded in 1999. He also serves as Vice President of the Waldorf School of Lexington (MA). From 1997 to 1999, he served as Vice President, Marketing and Strategic Planning for the On-Demand Machine Corporation. From 1990 to 1997, Mr. Lewers served as Vice President, Director of Sales, Marketing and New Business development for Houghton Mifflin Co. He received his bachelors degree in Economics from Harvard University.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     No present director or officer of the Company: (1) has had any petition filed, within the past five years, in Federal Bankruptcy or state insolvency proceedings on such person's behalf or on behalf of any entity of which such person was an officer or general partner either at the time of the bankruptcy or within two years prior to that time; or (2) has been convicted in a criminal proceeding within the past five years or is currently a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); or (3) has been the subject, within the past five years, of any order, judgment, decree or finding (not subsequently reversed, suspended, or vacated) of any court or regulatory authority involving violation of securities or commodities laws, or barring, suspending, enjoining or limiting any activity relating to securities, commodities or other business practice.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

     Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of the Company's common shares to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of Common Shares and other equity securities of the Company, on Form 3, 4, and 5, respectively.

     To the best of our knowledge, all executive officers, directors and persons owning more than 10% of our common stock filed the required reports in a timely manner, with the exception of the following:


Name                                Number of Late Reports
----                                ----------------------

William G. Christie                         1(1)

Ajmal Khan                                  1(2)

Joel Dumaresq                               1(2)

Sherry Turkle                               1(3)


----------

(1) Mr. Christie did not timely file a Form 3- Initial Statement of Beneficial Ownership. However, Mr. Christie filed a Form 3- Initial Statement of Beneficial Ownership and a Form 4- Statement of Changes in Beneficial Ownership on June 21, 2001.

(2) The named director did not timely file a Form 3- Initial Statement of Beneficial Ownership. However, the named director subsequently late filed a Form 3- Initial Statement of Beneficial Ownership and Form 5- Annual Statement of Changes in Beneficial Ownership on June 21, 2001.

(3) The named director did not file a Form 3- Initial Statement of Beneficial Ownership. However, we expect that the named director will file the appropriate forms within ten (10) days of the date of this report.

ITEM 10.   EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION AND OTHER INFORMATION

     The following table sets forth the total compensation paid to our Chief Executive Officer and our two most highly compensated executive officers, other than our Chief Executive Officer, for the year ended December 31, 2000, whose salary and bonus for such fiscal year was greater than $100,000:


                                                                         Long Term Compensation
                                                Period          ---------------------------------------       (2)
                             For the       Compensation (1)     $Restricted      Securities                   All
  Name and Principal         Period      -------------------       Stock         Underlying     $ LTP        Other
      Position                Ended       $ Salary    $ Bonus      Awards       Options/SARs    Payouts      Comp.
      --------               -------      --------    -------      ------       ------------    -------      -----
  Morris A. Shepard        12/31/2000     $155,953       --          --            66,667         --         $2,960
  President, CEO (3)

  Joel Dumaresq   (4)      12/31/2000         --         --          --              --           --           --

  Ted Bernhardt            12/31/2000      118,746       --          --           344,828         --          7,200
  CFO

  Thomas F. Delano         12/31/2000      116,365       --          --           344,828         --          7,200
  Chief Business
  Development Officer


(1) Salary compensation for the year ended December 31, 2000 represents paid compensation only, reported amounts exclude accrued but unpaid salaries for the year ended December 31, 2000 as follows: Shepard, $27,692; Bernhardt, $23,078; and Delano, $23,078.

(2)  All other compensation represents automobile allowances paid to executives.

(3) Dr. Shepard resigned as President, Chief Executive Officer and Chairman of the Board of Directors on May 11, 2001.

(4) Mr. Dumaresq served from January 17, 2000 until March 31, 2000 as the President of Ebony and Gold Ventures, Inc. prior to the Merger.

     Our 2000 Stock Option Plan (the "Plan") allows us to grant stock options, restricted stock and other stock-based awards, including stock appreciation rights to employees, officers, directors, consultants and advisors of the Company. The maximum number of shares of common stock that may be issued under the Plan is 5,000,000. The Plan is administered by the Board of Directors, which has the authority to designate the nature of the award, the number of shares and the vesting period, among other terms. The stock options expire no later than ten years from the date of grant. As of December 31, 2000, there were 2,883,853 shares of common stock available for future issuance under the Plan.

     The following table sets forth information concerning individual grants, including adjustments resulting from the Merger, of stock options made to each of the executive officers and key employees in 2000:


                                                                        Fair
                          Number of                                    Market     Potential Realizable
                          Securities     Percent of                   Value at      Value at Assumed
                          Underlying   Total Options/     Option      Date of        Annual Rates of
                           Options      SARs Granted     Exercise      Grant        Stock Appreciation           Option
                             SARs       To Employees     Price Per       or        For the Option Term         Expiration
         Name              Granted         In 2000         Share     Adjustment       5%          10%             Date
         ----              -------         -------         -----       -----          --          ---             ----
Morris A. Shepard           66,667            3.8%         $1.50       $ .72       $   --       $   --          3/31/06
Ted Bernhardt              344,828           19.4            .29         .72        177,084      207,658        6/30/02
Thomas F. Delano           344,828           19.4            .58         .72         68,172       88,626        11/8/01
October Ivins              330,334           18.6            .66         .72         48,455       78,962        6/30/02
Steven Lewers              344,828           19.4            .58         .72        104,250      169,333        3/31/04
Joseph Short, Ph.D.        166,667            9.4           1.25         .72           --           --          1/17/03


     None of the named executives exercised any stock options in the year ended December 31, 2000. The following table sets forth information concerning the unexercised options / SARs for each of the above named executives at December 31, 2000. The Value of the Unexercised In-The-Money-Options is based on the closing sales price ($1.125) of the Company's common stock on the American Stock Exchange on December 31, 2000.

                           Shares
                          Acquired                  Number of Securities Underlying        Value of Unexercised
                             On          Value            Unexercised Options              In-The-Money Options
         Name             Exercise     Realized      Exercisable     Unexercisable     Exercisable    Unexercisable
         ----             --------     --------      -----------     -------------     -----------    -------------

Morris A. Shepard            --         $ --             --              66,667         $   --          $   --
Ted Bernhardt                --           --           344,828             --            287,931            --
Thomas F. Delano             --           --           344,828             --            187,931            --
October Ivins                --           --             --             330,334             --           153,605
Steven Lewers                --           --           344,828             --            187,931            --
Joseph Short, Ph.D.          --           --             --             166,667             --              --


     In connection with the Merger on March 31, 2000, the Company adjusted the number and exercise price of the unexercised options previously granted to Mr. Delano and Mr. Lewers.

     The Company also cancelled a previously issued stock option to Mr. Bernhardt and issued to Mr. Bernhardt a new option with a cashless exercise feature. The following table sets forth information concerning the adjustment of the unexercised options for each of the executives.

                                                                                                         Length of
                                                                                                          Original
                                      Number of                            Exercise                     Option Term
                                     Securities       Market Price         Price at                      Remaining
                                     Underlying       of Stock at           Time of                     at Date of
                                    Options/SARs      Time of Issue,         Issue,           New          Issue,
                                  Issued, Adjusted,    Adjustment,        Adjustment,       Exercise    Adjustment,
         Name             Date       or Amended       or Amendment       or Amendment         Price    or Amendment
         ----             ----       ----------       ------------       ------------         -----    ------------

Ted Bernhardt            3/31/00       344,828           $ .72             $ .29            $ .29        27 months
Thomas F. Delano         3/31/00       344,828             .72               .58              .58        21 months
Steven Lewers            3/31/00       344,828             .72               .58              .58        36 months





DIRECTORS' COMPENSATION

     The Company's inside directors receive no compensation for their services as members of the Board. Non-employee directors receive an annual retainer of $10,000. In addition, non-employee directors annually receive 1,000 shares of the Company's common stock and options to purchase 2,000 additional shares of the Company's common stock. All directors receive reimbursement of their actual expenses incurred in connection with attending each meeting of the Board and each meeting of any committee of the Board.

     The following table sets forth information concerning individual grants of common stock and stock options made to the outside directors in 2000:

                       Restricted Stock Grants                          Common Stock Option Grants
                     ---------------------------       -----------------------------------------------------------
                     Number of      Fair Market          Number of       Exercise      Fair Market        Option
                       Shares        Value At            Options /      Price Per       Value At        Expiration
       Name           Granted      Date of Grant       SARs Granted        Share      Date of Grant        Date
       ----           -------      -------------       ------------     ---------     -------------        ----
Barry Romeril           1,500          $4,320              2,000         $ 2.88           $ 2.88         3/31/2006
Sherry Turkle           1,000           2,880              2,000           2.88             2.88         3/31/2006

COMMITTEES OF THE BOARD OF DIRECTORS

The Audit Committee

     The Audit Committee is responsible for making recommendations to the Board of Directors as to the selection of our independent auditor, maintaining communication between the Board and the independent auditor, reviewing the annual audit report submitted by the independent auditor, and determining the nature and extent of issues, if any, presented by such audit warranting consideration by the Board. The current member of this Committee is Joel Dumaresq.

The Compensation Committee

     The Compensation Committee is responsible for determining the compensation payable to officers and directors. The current members of the Compensation Committee are Sherry Turkle, Ajmal Khan and Joel Dumaresq.

The Nominating Committee

     The Nominating Committee is responsible for recommending candidates to the stockholders for election to the Board of Directors. The current members of the Nominating Committee are Sherry Turkle and Ajmal Khan..

EMPLOYMENT AGREEMENTS

     William G. Christie was named President, Chief Executive Officer and Chairman of the Board on May 14, 2001. Mr. Christie was appointed by the Board upon his verbal acceptance of an offer of employment at an annual salary of $250,000. We anticipate that an employment agreement with Mr. Christie will be concluded within 30 days of the date of this report.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of April 30, 2001 by (i) each person who is known to the Company to own beneficially more than 5% of the Company's common stock on a fully diluted basis; (ii) all directors, officers and key employees of the Company; and (iii) all directors, officers and key employees of the Company as a group. The number of shares beneficially owned by each named person and the number of shares of common stock outstanding used in calculating the percentage for each named person assumes the conversion of all preferred stock outstanding into common stock. The number of shares of common stock outstanding used in calculating the percentage for each named person includes the shares of common stock underlying options and warrants held by that person which are exercisable within 60 days of April 30, 2001.

                                                    Shares           Percent
                                              of Common Stock    of Common Stock
Name and Address of Beneficial Owner (1)     Beneficially Owned       Owned
----------------------------------------     ------------------       -----
Morris A. Shepard (2)                            3,235,744            15.2%
Joel Dumaresq (3)                                1,445,800             6.7%
Ruth Anne Shepard (4)                            2,387,123            11.2%
Dennis Hershey (5)                               2,858,544            13.6%
Ajmal Khan (6)                                   2,268,800            10.5%
Bonnie Hershey (7)                               1,499,124             7.2%
Frank Challant (8)                               1,202,184             5.8%
Ted Bernhardt (9)                                  344,828             1.6%
Thomas F. Delano (9)                               344,828             1.6%
Steven Lewers  (9)                                 344,828             1.6%
Joseph Short, Ph.D. (9)                            166,667                *
October Ivins  (9)                                 100,000                *
Barry Romeril (10)                                   6,500                *
Sherry Turkle (10)                                   6,000                *
All Officers, Directors and Key
   Employees as a Group (10 persons)             6,978,195            29.6%



----

*    Less than 1%

(1) The address for each individual is c/o booktech.com, inc., 42 Cummings Park, Woburn Massachusetts 01801.

(2) Includes 2,387,123 shares jointly held with Ruth Anne Shepard; 848,621 shares held in trust for Aaron and Heather Shepard, the children of Morris Shepard; and options to purchase 66,667 shares of common stock.

(3) Includes 60,000 shares held by his wife Marousa Dumaresq; 100,000 shares held by Pashleth Investments; and 402,467 shares and warrants to purchase 883,333 held by Verus over which Joel Dumaresq has control.

(4) All shares jointly owned with Morris Shepard, including options to purchase 66,667 shares of common stock.

(5) Includes 409,728 shares held in trust for Noah B. Hershey, Julie A. Hershey and Aaron M. Hershey, and 223,414 shares of common stock issuable upon conversion of the Series A and Series B Preferred Stock held by the trusts over which Dennis Hershey has voting control; and 463,276 shares of common stock and 67,760 shares of common stock issuable upon conversion of Series B Preferred Stock held by the Hershey Family Limited Partnership.

(6) Includes 583,000 shares held by Delta Realty Limited and 402,467 shares and warrants to purchase 883,333 shares held by Verus Investments Holdings Ltd. over which Mr. Khan has control.

(7) Includes 587,817 shares of common stock held by the Bonnie L. Hershey Trust; 555,328 shares jointly held with Frank Challant, her husband, as part of the Hershey Family Limited Partnership; 85,976 shares of common stock issuable upon conversion of Series B Preferred Stock held by the Bonnie L. Hershey Trust; and 81,224 shares of common stock issuable upon conversion of Series B Preferred Stock jointly held with Mr. Challant as part of the Hershey Family Limited Partnership.

(8) Includes 555,328 shares jointly held with Bonnie Hershey as part of the Hershey Family Limited Partnership; and 81,224 shares of common stock issuable upon conversion of Series B Preferred Stock jointly held with Bonnie Hershey as part of the Hershey Family Limited Partnership.

(9) Consists of options to purchase shares of common stock, which are immediately exercisable, as follows: Ted Bernhardt -- 344,828; Thomas F. Delano -- 344,828, October Ivins -- 100,000; Steven Lewers -- 344,828, and Joseph Short -- 166,667.

(10) Includes options to purchase 4,000 shares of common stock, which are immediately exercisable.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH STOCKHOLDERS, DIRECTORS AND OFFICERS

     During the year ended December 31, 2000, Verus Investments Holdings, Inc. ("Verus"), a British Virgin Islands corporation controlled by Ajmal Khan, one of our directors, provided $2,639,261 in interim financing to fund the Company's working capital needs. In connection with the Merger, $1,500,000 of the loans provided in 2000 and $500,000 in Verus loans outstanding at December 31, 1999 were converted into 1,333,333 shares of common stock. The remaining loans of $939,261 and $200,000 outstanding at December 31, 2000, are unsecured, mature December 31, 2001 and November 22, 2001, respectively, and carry interest at a rate of 8% and 10%, respectively per annum. $200,000 of these loans are convertible at the option of the holder, into shares of common stock on the earlier of (i) November 22, 2001 at a conversion rate of $2.35 per share or (ii) at anytime at a conversion rate of $2.94 per share when the average price, as defined in the convertible agreement, exceeds $3.675. In addition, Verus was granted warrants to purchase 50,000 shares of our common stock at an exercise price of $2.94 per share.

     On March 31, 2000, the Company received $317,951 in advances from a stockholder. During the twelve months ended December 31, 2000, the Company repaid $456,710 in principal and accrued interest on loans from stockholders, including the $317,951 received on March 31, 2000, using a portion of the proceeds from the sale of the common stock in conjunction with the Merger.

     On March 31, 2000, pursuant to the terms of the Merger Agreement, the Company sold to certain investors 4,666,667 shares of its common stock and warrants to purchase 833,333 shares of its common stock for an aggregate purchase price of $7,000,000 including conversion of the notes payable, advances and accrued interest owed to Verus. The Company received net proceeds of $5 million at the time of the Merger.

     In conjunction with the Merger, a total of $2,815,000 in loans from stockholders plus the related accrued interest of $401,171 (including $57,858 and $210,734 expensed during the years ended December 31, 2000 and 1999, respectively) were converted into 2,135,301 shares of Series A preferred stock. The following stockholders were involved in these transactions: Frank Challant, Dennis Hershey, Bonnie Hershey, Morris A. Shepard and Ruth Anne Shepard.

     On March 31, 2000, the Company entered into a consulting agreement with Verus. The agreement provides for consulting fees to Verus of $15,000 per month for a two-year period commencing March 31, 2000. The agreement was terminated effective September 30, 2000. The Company paid $30,000 to Verus under this agreement during the year ended December 31, 2000. The balance owed of $60,000 is included in accounts payable at December 31, 2000.

     Barry Romeril, a member of the Company's Board of Directors, serves in an executive capacity with Xerox Corporation ("Xerox"). The Company purchases services from Xerox under an equipment supplier contract that expires on March 1, 2004. The Company paid $1,102,865, $99,074 and $391,030 to Xerox during the year ended December 31, 2000, the five months ended December 31, 1999 and the year ended July 31, 1999, respectively. At December 31, 1999, the Company was in default under a promissory note. In April 2000, the Company repaid the note, including related accrued interest, with a portion of the proceeds from the sale of the common stock issued in conjunction with the Merger. On January 10, 2001, the Company refinanced $455,627 of accounts payable due to Xerox under the services agreement described in Note 9 to the consolidated financial statements with a promissory note. The note is payable in monthly installments of $41,339, including interest at a rate of 16% per annum, beginning on February 15, 2001. The final payment will be due on January 10, 2002, unless the Company defaults under the terms of the note, in which case, the promissory note becomes fully due and payable. The Company has not made the required payments under the promissory note in 2001 and, accordingly, the Company is in default under the terms of the note.

     Between February 19, 1997 and March 31, 2000, Dennis Hershey made loans to the Company totaling $460,000. The notes carried interest at rates varying between 8.0% and 8.25% per annum. On September 1, 1999, $200,000 of the notes were converted into 2,000 shares of common stock and the Company paid the $2,063 of accrued interest in cash. On March 31, 2000, the balance of the notes plus the related accrued interest of $79,656 was converted into 225,506 shares of Series A Preferred Stock. In addition, Dennis Hershey controls the Aaron M. Hershey Trust, the Julie A. Hershey Trust and the Noah B. Hershey Trust. These trusts were involved in certain transactions with the Company as set forth below.

     Between January 14, 1999 and March 31, 2000, the Aaron M. Hershey Trust made loans to the Company totaling $250,000. The notes carried interest at a rate of 8.0% per annum. On September 1, 1999, $25,000 of the notes were converted into 250 shares of common stock. On March 31, 2000, the balance of the notes plus the related accrued interest of $17,170 were assigned to Morris A. Shepard, the Company's Chief Executive Officer. The notes plus the related accrued interest were converted into 160,783 shares of the Company's Series A preferred Stock in conjunction with the Merger.

     Between February 23, 1999 and March 31, 2000, the Julie A. Hershey Trust made loans to the Company totaling $250,000. The notes carried interest at a rate of 8.0% per annum. On September 1, 1999, $25,000 of the notes were converted into 250 shares of common stock. On March 31, 2000, the balance of the notes plus the related accrued interest of $16,940 were assigned to Morris A. Shepard, the Company's Chief Executive Officer. The notes plus the related accrued interest were converted into 160,631 shares of the Company's Series A preferred Stock in conjunction with the Merger.

     Between January 14, 1999 and March 31, 2000, the Noah B. Hershey Trust made loans to the Company totaling $250,000. The notes carried interest at a rate of 8.0% per annum. On September 1, 1999, $25,000 of the notes were converted into 250 shares of common stock. On March 31, 2000, the balance of the notes plus the related accrued interest of $17,379 were assigned to Morris A. Shepard, the Company's Chief Executive Officer The notes plus the related accrued interest were converted into 160,922 shares of the Company's Series A preferred Stock in conjunction with the Merger.

     Between September 5, 1996 and March 31, 2000, Aaron Shepard, the son of Morris A. Shepard, made loans to the Company totaling $30,000. The notes carried interest at rates varying between 8.0% and 8.25% per annum. As of November 10, 1999, $24,000 of the notes and $5,394 of accrued interest had been repaid. On March 31, 2000, the balance of the notes plus the related accrued interest of $3,806 was paid by the Company.

     Between March 5, 1997 and March 31, 2000, Barry J. Hershey made loans to the Company totaling $300,000. The notes carried interest at a rate of 8.0% per annum. On March 31, 2000, the notes plus the related accrued interest of $17,951 were purchased by the Aaron M Hershey, Julie A. Hershey and Noah B. Hershey Trusts.

     Between March 5, 1997 and March 31, 2000, Bonnie Hershey made loans to the Company totaling $725,000. The notes carried interest at rates varying between 8.0% and 8.25% per annum. The Company paid a total of $1,040 in accrued interest. On March 31, 2000, the notes and related accrued interest of $113,885 were converted into 556,958 shares of the Company's Series A Preferred Stock.

     Between January 7, 1999 and March 31, 2000, Frank Challant made loans to the Company totaling $120,000. The notes carried interest at a rate of 8.0% per annum. On September 1, 1999, the notes were converted into 1,200 shares of common stock. On March 31, 2000, the $6,111 of accrued interest outstanding on the notes was converted into the Company's Series A Preferred Stock.

     Between October 30, 1996 and March 31, 2000, Frank Challant made loans to the Company totaling $635,000. The notes carried interest at rates varying between 8.0% and 8.25% per annum. On September 1, 1999, $80,000 of the notes were converted into 800 shares of common stock and $1,028 of related accrued interest was paid in cash. On March 31, 2000, the balance of the notes plus the related accrued interest was converted into 447,971 shares of the Company's Series A Preferred Stock.

     Between July 31, 1997 and March 31, 2000, Heather Shepard, the daughter of Morris A. Shepard, made loans to the Company totaling $9,500. The notes carried interest at a rate of 8.0% per annum. On March 31, 2000, the Company repaid the notes plus the related accrued interest of $2,064.

     Between April 1, 1997 and March 31, 2000, Leonard Beck made loans to the Company totaling $25,000. The notes carried interest at rates varying between 8.0% and 8.25% per annum. On September 1, 1999, the notes were converted into 250 shares of common stock and $1,040 of related accrued interest was paid in cash. On March 31, 2000, the balance of $3,929 in accrued interest was paid by the Company.

TRANSACTIONS WITH PROMOTERS

     None.


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

            No.                Description
            ---                -----------
            2.1           Agreement and Plan of Merger dated March 31, 2000 (1)
            3.1(a)        Certificate of Incorporation, as amended (1)
            3.1(b)        Certificate of Designation of Series A Preferred Stock (1)
            3.1(c)        Certificate of Designation of Series B Preferred Stock (1)
            3.2           By-laws of the Company (2)
            4.1           Specimen of Share of Company's Common Stock*
            4.2           Form of Warrant (1)
           10.1           2000 Stock Option Plan (3)
           10.2           Oracle Software License and Services Agreement (3)
           10.3           Oracle Time & Materials Contract Student Portal Development (3)
           10.4           Oracle Time & Materials Contract FastForward ERP Development (3)
           10.5           Oracle Time & Materials Contract Professor Portal Development (3)


           10.6           Lease Agreement for Woburn, Massachusetts facility*
           10.7           Consulting Agreement with Verus International Ltd. (3)
           10.8           Asset Purchase Agreement, dated as of August 2, 2000, by and between
                          booktech.com, inc. and Copytron, Inc. (4)
           10.9           Investment Agreement, dated as of March 22, 2001 by and between booktech.com inc. and Cornell Capital Partners, L.P.*
           10.10          Registration Rights Agreement, dated as of March 22, 2001 by and between
                          booktech.com, inc., Cornell Capital Partners, L.P. and Yorkeville Advisors
                          Management, LLC*
           10.11          Resale Restriction Agreement, dated as of March 22, 2001 by and between
                          booktech.com, inc. and Yorkeville Advisors Management, LLC*
           10.12          Loan Agreement, dated as of December 31, 2000 by and between booktech.com, inc. and Verus Investments Holdings, Inc.*
           10.13          Promissory Note, dated as of December 31, 2000 issued by booktech.com, inc. to
                          Verus Investments Holdings, Inc.*
           10.14          Promissory Note, dated January 10, 2001 issued by  booktech.com, inc. to Xerox
                          Corporation.*
           11.1           Computation of Per Share Earnings.*
           16.1           Letter Appointing Deloitte & Touche LLP as Independent Auditor (5)
           21.1           List of Subsidiaries*


--------------------

*    filed herewith.

(1) Incorporated herein in its entirety by reference to the Company's Form 8-K, as filed with the Securities and Exchange Commission on April 4, 2000.

(2) Incorporated herein in its entirety by reference to the Company's Form 10-SB, as filed with the Securities and Exchange Commission on August 2, 1999.

(3) Incorporated herein in its entirety by reference to the Company's Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2000 as filed with the Securities and Exchange Commission on August 10, 2000.

(4) Incorporated herein in its entirety by reference to the Company's Form 8-K, as filed with the Securities and Exchange Commission on August 17, 2000.

(5) Incorporated herein in its entirety by reference to the Company's Form 8-K, as filed with the Securities and Exchange Commission on May 15, 2000.

REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 2000.

     On May 2, 2001, the Company filed a Form 8-K announcing the appointment of William Christie as President, Chief Executive Officer and Chairman of the Board of Directors. In addition, the Company announced that it would restate its previous filings on Form 10-QSB for the quarters ended March 31, 2000, June 30, 2000 and September 30, 2000 as a result of stock compensation not recorded during the quarters.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                booktech.com, inc.

                                                /s/
                                                --------------------------
                                                  Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                                   Title                                  Date
         ---------                                   -----                                  ----

/S/ TED BERNHARDT                           Chief Financial Officer (Principal          June 22, 2001
---------------------------                 Financial and Accounting Officer),
     Ted Bernhardt                          Secretary and Treasurer


/S/ JOEL DUMARESQ                           Director                                    June 22, 2001
---------------------------
     Joel Dumaresq

/S/ AJMAL KHAN                              Director                                    June 22, 2001
---------------------------
     Ajmal Khan

/S/ BARRY ROMERIL                           Director                                    June 22, 2001
---------------------------
     Barry Romeril

/S/ SHERRY TURKLE                           Director                                    June 22, 2001
---------------------------
     Sherry Turkle



                        BOOKTECH.COM, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE

Independent Auditors' Report...............................................  42

Consolidated Statements of Operations for the Year Ended December 31, 2000,
  the Five Months Ended December 31, 1999 and the Year Ended July 31,
  1999.....................................................................  43

Consolidated Balance Sheets as of December 31, 2000 and 1999...............  44

Consolidated Statements of Stockholders' Equity (Deficiency) for the Year
  Ended December 31, 2000, the Five Months Ended December 31, 1999 and the
  Year Ended July 31, 1999.................................................  45

Consolidated Statements Of Cash Flows for the Year Ended December 31, 2000,
  the Five Months Ended December 31, 1999 and the Year Ended July 31,
  1999.....................................................................  46

Notes to Consolidated Financial Statements.................................  47

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of booktech.com, inc.
Woburn, Massachusetts

We have audited the accompanying consolidated balance sheets of booktech.com, inc. (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year ended December 31, 2000, the five months ended December 31, 1999 and the year ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for the above-stated periods, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a negative working capital position, is in default of several of its financing and other contractual agreements, and is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP
Boston, Massachusetts

June 29, 2001

BOOKTECH.COM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                   Five Months
                                                                               Year Ended             Ended             Year Ended
                                                                               December 31,        December 31,          July 31,
                                                                                   2000                1999                1999
                                                                               ------------        ------------        ------------
NET SALES ..............................................................       $  1,725,019        $  1,024,866        $  1,328,813

COST OF SALES ..........................................................          2,317,030           1,027,223           1,578,308
                                                                               ------------        ------------        ------------
        Gross margin ...................................................           (592,011)             (2,357)           (249,495)
                                                                               ------------        ------------        ------------

OPERATING EXPENSES:

     Selling, marketing and general and administrative (excluding
        stock-based compensation costs of $964,945 in 2000) ............          6,314,304             932,540           1,718,300

     Stock-based compensation ..........................................            964,945                --                  --
                                                                               ------------        ------------        ------------
        Total operating expenses .......................................          7,279,249             932,540           1,718,300
                                                                               ------------        ------------        ------------

LOSS FROM OPERATIONS ...................................................         (7,871,260)           (934,897)         (1,967,795)
                                                                               ------------        ------------        ------------

INTEREST EXPENSE TO RELATED PARTIES ....................................             83,950              83,422             209,795
OTHER INTEREST EXPENSE .................................................             73,630              42,327               4,841
                                                                               ------------        ------------        ------------
        Total interest expense .........................................            157,580             125,749             214,636
                                                                               ------------        ------------        ------------

INTEREST INCOME ........................................................             30,297                --                  --
                                                                               ------------        ------------        ------------

NET LOSS ...............................................................         (7,998,543)         (1,060,646)         (2,182,431)

ACCRUED DIVIDENDS ON PREFERRED STOCK ...................................            195,736                --                  --
                                                                               ------------        ------------        ------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS ...........................       $ (8,194,279)       $ (1,060,646)       $ (2,182,431)
                                                                               ============        ============        ============

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER
        SHARE -- BASIC AND DILUTED .....................................       $      (0.51)       $      (0.15)       $      (0.36)
                                                                               ============        ============        ============

SHARES USED IN COMPUTING BASIC AND DILUTED NET
        LOSS PER SHARE .................................................         16,123,291           6,921,001           6,016,552
                                                                               ============        ============        ============


See notes to consolidated financial statements.

BOOKTECH.COM, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

                                                                                                AS OF DECEMBER 31,
                                                                                          ----------------------------
                                                                                               2000           1999
                                                                                          ------------    ------------
ASSETS

CURRENT ASSETS:
   Cash ...............................................................................   $      4,611    $     82,753
   Accounts receivable, less allowances for uncollectible accounts and returns
     of $78,100 in 2000 and  $91,700 in 1999 .........................................         205,503         228,466
   Other current assets ...............................................................         51,136            --
                                                                                          ------------    ------------
                Total current assets ..................................................        261,250         311,219
                                                                                          ------------    ------------
PROPERTY AND EQUIPMENT, at cost .......................................................      4,327,116         808,298
Accumulated depreciation ..............................................................       (613,621)        (73,928)
                                                                                          ------------    ------------
                Property and equipment, net ...........................................      3,713,495         734,370
                                                                                          ------------    ------------

OTHER ASSETS:
Acquired technology and  patent application ...........................................        993,103
Acquired customer list, net ...........................................................        944,138            --
Deposits and other ....................................................................         75,854          25,200
                                                                                          ------------    ------------
                  Total other assets ..................................................      2,013,095          25,200
                                                                                          ------------    ------------
                TOTAL .................................................................   $  5,987,840    $  1,070,789
                                                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
   Bank overdraft .....................................................................   $     25,681    $        --
   Current portion of long-term debt ..................................................        888,587         437,838
   Current portion of long-term debt due to related parties ...........................      1,013,100       2,953,759
   Accounts payable, including past due amounts .......................................      4,009,090       1,282,385
   Accrued payroll ....................................................................        344,041         143,423
   Accrued interest expense to related parties ........................................         17,660         354,130
   Accrued other expenses .............................................................        181,192         267,394
                                                                                          ------------    ------------
                Total current liabilities .............................................      6,479,351       5,438,929
                                                                                          ------------    ------------
LONG-TERM DEBT ........................................................................         11,585         591,824
                                                                                          ------------    ------------
DEFERRED LEASE OBLIGATION .............................................................        101,250         146,250
                                                                                          ------------    ------------
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' DEFICIENCY:
Preferred stock, 5,000,000 shares authorized:
      Convertible  Series A, par value, $.00042,
         2,135,301 shares issued and outstanding (liquidation value, $3,398,688) at
         December 31, 2000; no shares issued or outstanding at December 31, 1999 ......            897            --
      Convertible Series B, par value, $.00042,
         1,100,000 shares issued and outstanding at December 31, 2000; no shares
         issued or outstanding at December 31, 1999 ...................................            462            --
   Common stock, authorized, 54,523,810 shares, $.00042 par value, 19,146,546 shares issued and outstanding at December 31, 2000; no par value,
      68,965,600 shares authorized; 9,655,184 shares issued and
      8,620,700 shares outstanding at December 31, 1999 ...............................          8,041         760,000
   Dividends payable in shares of common stock ........................................        195,736            --
   Additional paid-in capital .........................................................     12,883,890
   Deferred compensation ..............................................................        (16,115)           --
   Treasury stock, at cost (1,034,484 shares at December 31, 1999) ....................           --          (187,500)
   Accumulated deficit ................................................................    (13,677,257)     (5,678,714)
                                                                                          ------------    ------------
                Total stockholders' deficiency ........................................       (604,346)     (5,106,214)
                                                                                          ------------    ------------
                TOTAL .................................................................   $  5,987,840    $  1,070,789
                                                                                          ============    ============


                   See notes to consolidated financial statements.

booktech.com, inc. and Subsidiary
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY


                                                  $.00042 Par Value      $.00042 Par Value
                                                Convertible Preferred  Convertible Preferred    $.00042 Par Value
                                                   Stock, Series A        Stock, Series B          Common Stock
                                                   SHARES    AMOUNT       SHARES    AMOUNT       SHARES    AMOUNT
                                                   ------    ------       ------    ------       ------    ------
Balance, August 1, 1998 .......................       --     $  --           --     $ --            --     $ --
  Net loss for the  period ....................       --        --           --       --            --       --
                                                  ---------  ------      ---------  ------    ----------   -------

Balance, July 31, 1999 ........................       --        --           --       --            --       --
  Related party loans converted into
    common stock ..............................       --        --           --       --            --       --
  Net loss for the period .....................       --        --           --       --            --       --
                                                  ---------  ------      ---------  ------    ----------   -------

Balance, December 31, 1999 ....................       --        --           --       --            --       --
  Adjustment to reflect exchange of common
    stock in reverse merger ...................       --        --           --       --       7,520,690     3,159
  Issuance of preferred stock in exchange for
    common stock ..............................       --        --       1,100,000    462           --       --
  Conversion of related party notes and
    accrued interest into preferred stock .....   2,135,301     897          --       --            --       --
  Issuance of common stock, including
    conversion of other debt and accrued
    interest into common stock ................       --        --           --       --       4,666,667     1,960
  Common stock held by former Ebony & Gold
    Ventures' shareholders ....................       --        --           --       --       5,000,000     2,100
  Issuance of common stock to acquire
    technology and patent application .........       --        --           --       --       1,379,310       579
  Reverse merger expenses .....................       --        --           --       --            --       --
  Issuance of common stock to acquire assets
    of Copytron, Inc. .........................       --        --           --       --         238,298       100
  Stock-based compensation ....................       --        --           --       --         341,581       143
  Accrued dividends on convertible preferred
    stock, Series A ...........................       --        --           --       --            --       --
  Fair value of warrants granted in connection
    with issuance of notes payable to related
    parties ...................................       --        --           --       --            --       --
  Beneficial conversion feature of notes
    payable to related parties ................       --        --           --       --            --       --
  Net loss for the period .....................       --        --           --       --            --       --
                                                  ---------  ------      ---------  ------    ----------   -------
Balance, December 31, 2000 ....................   2,135,301   $ 897      1,100,000   $462     19,146,546   $ 8,041
                                                  =========  ======      =========  ======    ==========   =======


                                                                                               Dividends
                                                         No Par              Additional       Payable In
                                                       Common Stock            Paid-In        Shares of
                                                    Shares      Amount         Capital       Common Stock
                                                    ------     --------      ----------      ------------
Balance, August 1, 1998 .......................     20,000     $260,000        $   --              $ --
  Net loss for the  period ....................       --           --              --                --
                                                    ------    ---------     -----------        ----------

Balance, July 31, 1999 ........................     20,000      260,000            --                --
  Related party loans converted into
    common stock ..............................      5,000      500,000            --                --
  Net loss for the period .....................       --           --              --                --
                                                    ------    ---------     -----------        ----------

Balance, December 31, 1999 ....................     25,000      760,000            --                --
  Adjustment to reflect exchange of common
    stock in reverse merger ...................    (21,810)    (663,024)        472,365              --
  Issuance of preferred stock in exchange for
    common stock ..............................     (3,190)     (96,976)         96,514              --
  Conversion of related party notes and
    accrued interest into preferred stock .....       --           --         3,215,274              --
  Issuance of common stock, including
    conversion of other debt and accrued
    interest into common stock ................       --           --         7,022,577              --
  Common stock held by former Ebony & Gold
    Ventures' shareholders ....................       --           --            (2,100)             --
  Issuance of common stock to acquire
    technology and patent application .........       --           --           992,524              --
  Reverse merger expenses .....................       --           --          (582,938)             --
  Issuance of common stock to acquire assets
    of Copytron, Inc. .........................       --           --           699,900              --
  Stock-based compensation ....................       --           --           980,917              --
  Accrued dividends on convertible preferred
    stock, Series A ...........................       --           --          (195,736)          195,736
  Fair value of warrants granted in connection
    with issuance of notes payable to related
    parties ...................................       --           --            83,317              --
  Beneficial conversion feature of notes
    payable to related parties ................       --           --           101,276              --
  Net loss for the period .....................       --           --              --                --
                                                    ------    ---------     -----------        ----------
Balance, December 31, 2000 ....................       --      $    --       $12,883,890        $  195,736
                                                    ======    =========     ===========        ==========


                                                        Deferred        Treasury      Accumulated
                                                      Compensation        Stock         Deficit         Total
                                                      ------------    -----------    ------------    ----------
Balance, August 1, 1998 .......................        $    --        $  (187,500)   $ (2,435,637)  $(2,363,137)
  Net loss for the  period ....................             --             --          (2,182,431)   (2,182,431)
                                                       ---------      -----------    ------------    ----------

Balance, July 31, 1999 ........................             --           (187,500)     (4,618,068)   (4,545,568)
  Related party loans converted into
    common stock ..............................             --             --               --          500,000
  Net loss for the period .....................             --             --          (1,060,646)   (1,060,646)
                                                       ---------      -----------    ------------    ----------

Balance, December 31, 1999 ....................             --           (187,500)     (5,678,714)   (5,106,214)
  Adjustment to reflect exchange of common
    stock in reverse merger ...................             --            187,500           --            --
  Issuance of preferred stock in exchange for
    common stock ..............................             --             --               --            --
  Conversion of related party notes and
    accrued interest into preferred stock .....             --             --               --        3,216,171
  Issuance of common stock, including
    conversion of other debt and accrued
    interest into common stock ................             --             --               --        7,024,537
  Common stock held by former Ebony & Gold
    Ventures' shareholders ....................             --             --               --            --
  Issuance of common stock to acquire
    technology and patent application .........             --             --               --          993,103
  Reverse merger expenses .....................             --             --               --         (582,938)
  Issuance of common stock to acquire assets
    of Copytron, Inc. .........................             --             --               --          700,000
  Stock-based compensation ....................          (16,115)          --               --          964,945
  Accrued dividends on convertible preferred
    stock, Series A ...........................             --             --               --            --
  Fair value of warrants granted in connection
    with issuance of notes payable to related
    parties ...................................             --             --               --           83,317
  Beneficial conversion feature of notes
    payable to related parties ................             --             --               --          101,276
  Net loss for the period .....................             --             --          (7,998,543)   (7,998,543)
                                                       ---------      -----------    ------------    ----------
Balance, December 31, 2000 ....................        $ (16,115)     $    --        $(13,677,257)   $ (604,346)
                                                       =========      ===========    ============    ==========



See notes to consolidated financial statements.

BOOKTECH.COM, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Five Months
                                                                                   Year Ended       Ended        Year Ended
                                                                                  December 31,   December 31,     July 31,
                                                                                      2000           1999           1999
                                                                                  -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                       $(7,998,543)   $(1,060,646)   $(2,182,431)
   Adjustments to reconcile net loss to net cash used for operating activities:
      Depreciation and amortization                                                   625,524         23,515         49,101
      Stock-based compensation                                                        964,945           --             --
      Related-party interest expense satisfied by issuing convertible
         preferred stock, Series A                                                     56,839           --             --
      Amortization of warrants and beneficial conversion feature on
         convertible notes payable to related parties                                   8,432           --             --
      Loss on disposal of property and equipment                                         --           12,869           --
      Write-off of acquisition deposit                                                300,000           --             --
      (Decrease) increase in cash from:
         Accounts receivable, net                                                      22,963       (114,359)       (37,084)
         Other current assets                                                         (51,136)          --             --
         Deposits and other assets                                                    (50,654)        (2,000)       (23,200)
         Stockholder's advance                                                           --           19,267        (19,267)
         Accounts payable                                                             864,387        368,075        663,939
         Accrued payroll and other expenses                                           138,953        234,605          8,308
         Accrued interest to related parties                                            7,862        101,348        164,756
         Deferred lease obligation                                                    (45,000)        60,000        120,000
                                                                                  -----------    -----------    -----------
                 Net cash used in operating activities                             (5,155,428)      (357,326)    (1,255,878)
                                                                                  -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of customer list                                                         (129,969)          --             --
   Expenditures for property and equipment                                           (822,814)      (181,699)       (35,948)
   Payment of merger costs                                                           (582,938)          --             --
   Acquisition deposit                                                               (300,000)          --             --
                                                                                  -----------    -----------    -----------
                 Net cash used in investing activities                             (1,835,721)      (181,699)       (35,948)
                                                                                  -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank overdraft                                                                      25,681           --             --
   Proceeds from notes and warrants issued to related parties                       2,957,212        150,000      1,510,000
   Repayments of notes to related parties                                            (456,710)       (22,707)       (20,106)
   Proceeds from other debt financings                                                   --          595,539        100,000
   Repayments of other debt financings                                               (613,176)      (159,505)      (271,772)
   Net proceeds from issuance of common stock                                       5,000,000           --             --
                                                                                  -----------    -----------    -----------
                 Net cash provided from financing activities                        6,913,007        563,327      1,318,122
                                                                                  -----------    -----------    -----------

NET (DECREASE) INCREASE IN CASH                                                       (78,142)        24,302         26,296

CASH, BEGINNING OF PERIOD                                                              82,753         58,451         32,155
                                                                                  -----------    -----------    -----------
CASH, END OF PERIOD                                                               $     4,611    $    82,753    $    58,451
                                                                                  ===========    ===========    ===========

               See notes to consolidated financial statements.

                        BOOKTECH.COM, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

          Nature of Business - booktech.com, inc., a Nevada corporation (the "Company"), is a digital and on-demand publisher of custom textbooks, also known as course packs, which are distributed primarily through college bookstores. The Company is organized as one segment reporting to the chief operating decision-maker, the Company's chief executive officer.

     Basis of Presentation - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     As shown in the consolidated financial statements, the Company incurred net losses of $7,998,543, $1,060,646 and $2,182,431 during the year ended
     December 31, 2000, the five months ended December 31, 1999, and the year ended July 31, 1999, respectively. The Company expects that it will continue to incur losses as it continues its activities pursuant to the current business plan, particularly those related to sales, marketing and content development. In addition, the Company's current liabilities at December 31, 2000 and December 31, 1999 of $6,479,351 and $5,438,929,
     respectively, exceeded its current assets at those dates by $6,218,101 and $5,127,710, respectively and a majority of the Company's accounts payable of $4,009,090 at December 31, 2000 were beyond their normal payment terms.

     The Company is also in default on certain provisions of its lending and other contractual agreements as of December 31, 2000 and 1999, and, accordingly, the amounts are callable by the creditors and have been classified as current liabilities within the accompanying consolidated balance sheets. The Company has settled a legal proceeding relative to the non-payment of certain obligations and may not presently have available financing to satisfy its obligations resulting from the court judgment. The Company has historically financed its operating losses and working capital needs principally by loans from its stockholders and from commercial lenders. The Company is currently seeking additional financing and there can be no assurance that any additional financing will be available to the Company on commercially reasonable terms, or at all. Further, due to certain non-compliance with financial reporting regulations, the American Stock Exchange (the "AMEX") suspended trading of the Company's common stock in April 2001. This suspension precludes the Company from seeking financing through the public markets until such time as the AMEX lifts the suspension. These factors, among other things, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

     The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern. For example, the Company has deferred costs related to an ongoing patent application process and the development of the Company's website. Completion of the patent application process and the web site will require additional financial resources, which the Company presently does not have. Further additional financial resources will be required for selling, general and administrative expenses to develop a sales and distribution channel associated with the patented business process.

     The Company's continuation as a going concern is dependent upon its ability to obtain additional financing or refinance current obligations, generate sufficient cash flow through increased net sales and reduced costs, comply with the terms of its financing agreements, and ultimately to attain profitable operations. Management is continuing its efforts to (1) obtain sufficient short-term financing to satisfy short-term obligations; (2) reduce operating expenses through the reduction in staffing and the renegotiation of certain contracts; (3) negotiate extended payment terms for current obligations with vendors and/or convert existing obligations into equity; (4) return the Company to compliance with SEC regulations and remove the suspension of trading of the Company's stock; and (5) further develop markets for the Company's product with educational institutions. An investment-banking firm has been engaged by the Company to assist management and the Board of Directors explore strategic opportunities including, but not limited to, a sale or merger of the Company, a recapitalization or other actions to obtain additional financial resources.

2.   MERGER TRANSACTION

          On March 31, 2000, EG Acquisitions Corporation, a Nevada corporation, the wholly-owned sole subsidiary of Ebony & Gold Ventures, Inc. ("Ebony & Gold"), merged with and into booktech.com, inc., a Massachusetts corporation ("booktechmass"), pursuant to an Agreement and Plan of Merger (the "Merger") dated March 31, 2000. Following the Merger, the business to be conducted by Ebony & Gold was the business conducted by booktechmass prior to the Merger. In conjunction with the Merger, Ebony & Gold, which is the legal acquirer and surviving legal entity, changed its name to booktech.com, inc. In addition, booktechmass changed its fiscal year from July 31 to December 31 to conform to the fiscal year of Ebony and Gold.

          Pursuant to its terms, the Merger involved the following transactions:
     (a) the Company issued 7,520,690 shares of its authorized but unissued common stock (the "Common Stock") and 1,100,000 shares of its authorized but unissued Series B Preferred Stock to the former stockholders of booktechmass in exchange for the 25,000 shares of common stock of booktechmass issued and outstanding as of the effective time of the Merger;
     (b) certain debt and accrued interest totaling $3,216,171 owed by booktechmass to related parties was converted into 2,135,301 shares of the Company's Series A Preferred Stock; (c) the Company sold 4,666,667 shares of its common stock, including warrants to purchase an additional 833,333 shares of common stock, in a private placement (the "Private Placement") to certain accredited investors for an aggregate purchase price of approximately $7,000,000, including conversion of the notes payable, advances and accrued interest owed to Verus Investments Holdings, Inc. (at the time of the Merger, the Company received net cash proceeds of $5,000,000 from the Private Placement); and (d) the Company purchased technology and a related patent application from Virtuosity Press LLC, a Delaware Limited Liability Company ("Virtuosity"), in exchange for 1,379,310 shares of its common stock.

          At the time of the Merger, the common and preferred shares issued to the former stockholders of booktechmass represented a majority of the Company's voting stock, enabling them to retain voting and operating control of the Company. The Merger was accounted for as a capital transaction and was treated as a reverse acquisition, as the stockholders of booktechmass received the larger portion of the voting interests in the combined enterprise. Since the accounting applied differs from the legal form of the merger, the Company's financial information for periods prior to the Merger represent the financial results of booktechmass. Estimated costs of the Merger were $582,938, which have been reflected as a reduction in additional paid-in capital.

          Under the terms of the Merger, the Company was required to use its best efforts to file a registration statement to register 5,111,667 shares of common stock by July 31, 2000 and an additional registration statement to register 1,928,823 shares of common stock within six (6) months of the effective date of the first registration statement or within 30 days of the exercise, in whole or in part, by Verus Investments Holdings, Inc. of its warrant to purchase 833,333 shares of common stock.

            Pro Forma Disclosure - The following table presents the unaudited pro forma results of operations for the year ended December 31, 2000, the five months ended December 31, 1999 and the year ended July 31, 1999 assuming the merger had occurred on August 1, 1998. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what would have occurred had the Merger occurred at that date or of results which may occur in the future.

                                                       Five Months
                                       Year Ended         Ended         Year Ended
                                       December 31,    December 31,      July 31,
                                          2000             1999            1999
                                      -------------   ------------     ------------
Net sales ........................... $  1,725,019    $  1,024,866     $1,328,8213
Loss from operations ................   (7,871,260)       (938,605)     (1,968,145)
Net loss ............................   (7,942,064)       (933,642)     (1,971,684)
Net loss attributable to common
stockholders ........................   (8,202,571)       (933,642)     (1,971,684)

Net loss attributable to common
stockholders per share - basic and
diluted ............................. $       (.44)   $       (.05)   $       (.11)

Shares used in computing basic and
diluted net loss per common share ...   18,839,830      18,556,667      18,556,667

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Principles of Consolidation - The Company has accounted for the Merger as a reverse acquisition. Accordingly, the Company's financial statements for periods prior to March 31, 2000 represent those of booktechmass, which is considered to be the acquirer for accounting purposes. The financial statements for periods subsequent to March 31, 2000 include the accounts of the Company and its wholly owned subsidiary after the elimination of all significant intercompany balances.

          Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates. Actual results could differ from those estimates.

          Fair Value of Financial Instruments - The Company's financial instruments, including cash, accounts receivable, accounts payable, notes payable, and short-term debt, are carried at cost which approximates their fair values because of the short-term nature of these instruments.

          Concentration of Credit Risk and Major Customer Information - Financial instruments that potentially expose the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and does not require collateral. In addition, the Company maintains allowances for potential credit losses, and such losses, in the aggregate, have not exceeded management expectations. One customer accounted for 29%, 70% and 75% of net sales for the year ended December 31, 2000, the five months ended December 31, 1999 and the year ended July 31, 1999, respectively. This same customer accounted for 16% and 77% of the accounts receivable at December 31, 2000 and 1999, respectively.

          Revenue Recognition - Revenue is recognized at the point in time when persuasive evidence of an arrangement exits, the price is fixed and final, delivery has occurred and there is a reasonable assurance of collection of the sales proceeds. Provisions are recorded for estimated sales returns based on historical data.

          Equity - The Company accounts for stock options granted to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

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

          For the purpose of reporting per share data, all amounts reflect the effects of the Merger.

          Income Taxes - Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of existing assets and liabilities, using enacted tax rates. Valuation allowances are established when necessary to reduce the deferred tax assets to those amounts expected to be realized.

          Net Loss per Common Share - Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share reflects, in addition to the weighted-average number of common shares, the potential dilution if common stock options and warrants were exercised into common stock, convertible preferred stock was converted into common stock and the vesting of restricted stock awards, unless the effect is antidilutive. Dividends on the convertible preferred stock Series A, which are payable in shares of common stock on the first day of each fiscal year, have been accrued at the rate of 8% per annum in determining the net loss attributable to common stockholders.

          Basic and diluted net loss per common share are the same for all periods presented, as potentially dilutive stock options of 1,774,566 in 2000 (862,070 for the five months ended December 31,1999 and 344,828 for the year ended December 31, 1999), common stock warrants of 1,083,333 in 2000 (none in the five months ended December 31,1999 and year ended July 31, 1999), 1,710,086 shares of common stock issuable upon conversion of the convertible preferred stock, Series A and B in 2000 (none in the five months ended December 31,1999 and year ended July 31, 1999), 85,106 shares issuable upon conversion of the $200,000 note payable to Verus and unvested restricted stock awards of 6,944 (none in the five months ended December 31, 1999 and year ended July 31, 1999) have not been included in the calculation of diluted net loss per common share as their inclusion would have been antidilutive.

          Comprehensive Loss - Comprehensive loss was equal to net loss for each period presented.

          Cash and Equivalents - The Company considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents.

     Property and Equipment - Property and equipment is stated at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets. Ranges of useful lives are as follows:

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

     Intangible Assets - Intangible assets are recorded at cost and are amortized on a straight-line basis over their estimated useful lives (generally five years).

     Impairment of Long-Lived Assets - Recoverability of intangible and other long-lived assets is determined periodically by comparing the forecasted, undiscounted net cash flows of the operations to which the assets relate to their carrying amounts.

     Adoption of New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company adopted SFAS No. 133 on January 1, 2001 as required. The adoption of this accounting standard did not have an effect on the Company's financial position or the results of its operations.

     On December 3, 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements filed with the SEC. The Company adopted SAB No. 101 in the fourth quarter of 2000. The adoption of this bulletin did not have an effect on the Company's financial position and its results of operations.

     Reclassifications - Certain reclassifications have been made to the 1999 amounts to conform to the 2000 presentation.

     Supplemental Cash Flow Information - The following table sets forth certain supplemental cash flow information for the year ended December 31, 2000, the five months ended December 31, 1999 and the year ended July 31, 1999:

                                                                                           Five Months
                                                                               Year Ended     Ended      Year Ended
                                                                                December     December      July 31,
                                                                                31, 2000     31, 1999        1999
                                                                              -----------   ----------   ----------
Cash paid during the period for interest ...................................  $    37,591   $   16,548   $   53,721

Non-Cash Financing Activities
   Conversion of related-party loans and accrued interest into preferred
       stock ...............................................................  $ 3,216,171   $     --     $     --
   Acquisition of technology and related patent application through the
       issuance of common stock ............................................      993,103         --           --
   Conversion of related party loans, notes payable, advances and related
       accrued interest into common stock ..................................    2,024,537      500,000         --
   Property and equipment acquired through the issuance of debt and trade
       credit ..............................................................    2,696,004      488,393         --
   Customer list acquired through the issuance of debt and common
       stock ...............................................................      900,000         --           --
   Dividends on convertible preferred stock, Series A payable in
       shares of common stock ..............................................      195,736         --           --
   Warrants granted in connection with the issuance of convertible notes
       payable to related-parties ..........................................       83,317         --           --
   Beneficial conversion feature of convertible notes payable to
        related parties ....................................................      101,276         --           --
   Liabilities to the former officers of Ebony & Gold Ventures, Inc.
       forgiven in conjunction with the reverse merger .....................       17,564         --           --
   Conversion of accounts payable into long-term debt ......................         --           --        406,514


4.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                            December 31,
                                                  -----------------------------
                                                      2000              1999
                                                  -----------       -----------
Computer software ..............................  $ 2,676,766       $   314,491
Office and computer equipment ..................    1,272,830           263,241
Furniture and fixtures .........................      229,642           149,934
Leasehold improvements .........................       80,962            80,632
Vehicles .......................................       66,916              --
                                                  -----------       -----------
     Total property and equipment ..............    4,327,116           808,298
Less accumulated depreciation ..................     (613,621)          (73,928)
                                                  -----------       -----------
    Property and equipment, net ................  $ 3,713,495       $   734,370
                                                  ===========       ===========

     The cost and related accumulated depreciation of leased office and computer equipment which have been capitalized aggregate $1,041,000 and $144,000 at December 31, 2000 and $109,000 and $1,000 at December 31, 1999,
     respectively.


5.   INTANGIBLE ASSETS

     Intangible assets consist of the following at December 31, 2000:

     Acquired technology and patent application............  $   993,103
     Acquired customer list................................    1,029,969
                                                             -----------
                                                               2,023,072
     Less accumulated amortization.........................      (85,831)
                                                             -----------
        Intangible assets, net.............................  $ 1,937,241
                                                             ===========

     Acquired Technology and Patent Application - In conjunction with the Merger, the Company purchased technology and a related patent application from Virtuosity Press LLC in exchange for 1,379,310 shares of common stock. The U.S. patent office has not awarded the patent to the Company at December 31, 2000. Accordingly, no amortization of the asset has been recorded in the accompanying consolidated financial statements as of December 31, 2000. When approval of the patent is received, the Company will determine the useful life of the patent, and begin amortization of the purchase cost on a straight-line basis over the estimated useful life.

     Acquired Customer List. - On August 2, 2000, the Company entered into an Asset Purchase Agreement (the "Agreement") with Copytron, an unrelated entity, to purchase a customer list for a maximum aggregate purchase price of up to $1,300,000. The terms of the agreement required aggregate cash payments of $300,000, $100,000 at closing and $200,000 payable in three installments with the last $100,000 due on October 9, 2000, and the $1.0 million balance of the purchase price to be paid through the issuance of three tranches of the Company's common stock. The Company paid the $100,000 at closing and one additional $100,000 installment during 2000. However, given the Company's financial position, the Company only paid $50,000 as of December 31, 2000 against the last installment and the balance of $50,000 owing on the last installment remains unpaid as of June 25, 2001. Accordingly, the Company is in default under the terms of this promissory note. On August 2, 2000, the Company issued 238,298 shares of common stock with an aggregate value of $700,000 as payment of the first tranche under the Agreement. On the one year anniversary of the Agreement, and in the event that the fair value of the Company's common stock is less than the fair market value, as defined in the Agreement, the Company is obligated to pay, either in cash or in common stock at the discretion of the Company, an amount, which when combined with the value of the original issuance of the Company common stock has an aggregate value of $700,000. The Company intends to satisfy this requirement by issuing additional shares of common stock. As calculated using the April 23, 2001 fair market value of the Company's common stock, the Company would be obligated to issue an additional 720,000 shares. In addition, the Company will issue additional shares of common stock on August 2, 2001 and 2002, if annual sales from customers previously served by Copytron exceed $700,000, with each issuance having a then current fair market value of up to $150,000. The customer list is being amortized on a straight-line basis over an estimated life of 5 years.



6.   NOTES PAYABLE AND OTHER DEBT (INCLUDING RELATED-PARTY FINANCINGS)

     Notes payable and other debt consist of the following:

                                                             December 31,
                                                     --------------------------
                                                         2000           1999
                                                     -----------    -----------
Capital lease obligations .........................  $   883,105    $   108,051
Ford Motor Credit Company .........................       17,067           --
Notes payable to Verus Investments Holdings, Ltd. .    1,139,261        500,000
Note payable to Copytron, Inc. ....................       50,000           --
Notes payable to stockholders .....................         --        2,953,759
Equipment supplier promissory note ................         --          231,254
Advance under line of credit ......................         --           95,539
Small Business Administration loans ...............         --           94,818
                                                     -----------    -----------
    Sub-total .....................................    2,089,433      3,983,421
    Less: Unamortized debt discount ...............     (176,161)          --
                                                     -----------    -----------
    Total Debt ....................................    1,913,272      3,983,421

    Less: Amounts due to related parties ..........   (1,013,100)    (2,953,759)
          Current portion of long-term debt .......     (888,587)      (437,838)
                                                     -----------    -----------
   Long-term debt .................................  $    11,585    $   591,824
                                                     ===========    ===========

6.   NOTES PAYABLE AND OTHER DEBT (INCLUDING RELATED PARTY FINANCINGS)
     (Continued)

     Capital lease obligations - The Company leases computer hardware and software and certain office equipment under noncancelable leases expiring at various dates through 2004. The Company has not complied with the payment provisions within these leases and accordingly is in default at December 31, 2000. The Company has classified these leases within the current portion of long- term debt in the accompanying consolidated balance sheet at December 31, 2000.

     Scheduled future minimum lease payments, without giving effect to the event of default, at December 31, 2000 are as follows:

     Year Ending December 31,
     -----------------------
            2001                                $ 748,606(1)
            2002                                  183,212
            2003                                   38,546
            2004                                   19,249
                                               ----------
                      Total                       989,613
    Less amounts representing interest            106,508
                                               ----------
    Present value of minimum lease payments    $  883,105
                                               ----------

(1) Includes $218,900 of payments in arrears

     Ford Motor Credit Company - On March 2, 2000, the Company financed the purchase of a motor vehicle. The loan is due in 48 monthly installments of $435, including interest at an annual rate of 0.9%, with a final maturity on April 15, 2004. Approximately $5,482 is due within the next twelve (12) months and included within the current portion of long-term debt in the accompanying consolidated balance sheet at December 31, 2000. The balance of $11,585 is included in long-term-debt.

     Notes Payable to Verus Investments Holdings, Inc. - Subsequent to the Merger, Verus Investments Holdings, Inc. ("Verus"), a stockholder and a British Virgin Islands corporation controlled by a director of the Company, provided $939,261 through a promissory note and $200,000 through convertible notes to fund the Company's working capital needs. The notes are unsecured, carry interest at a rate of 8% and 10%, respectively, per annum and mature December 31, 2001 and November 22, 2001, respectively. The $200,000 convertible notes are convertible, at the option of the holder, into shares of common stock on the earlier of 1) November 22, 2001 at a conversion rate of $2.35 per share or 2) at anytime at a conversion rate of $2.94 per share when the average price, as defined in the convertible note agreement, exceeds $3.675.

     Since the fair market value of the Company's common stock was $2.56 on the date the $200,000 convertible notes payable were issued and the notes could ultimately be converted at a lower per share value, the convertible notes contained a beneficial conversion feature. In accordance with Emerging Issues Task Force Issue No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company allocated $101,276 of the proceeds received to the beneficial conversion feature which was recorded as a discount on the issuance of the convertible notes and an increase to additional paid-in capital. The discount will be amortized and recognized through a charge to interest expense over the twelve month period ended November 22, 2001. None of the convertible notes have been converted through December 31, 2000.

     In addition, Verus was granted warrants to purchase 50,000 shares of common stock at $2.94 per share in connection with the financing transactions. The fair value of the warrants of $83,317 was recorded as a discount on the issuance of the convertible notes and an increase in additional paid-in capital. The discount will be amortized and recognized through a charge to interest expense using the effective interest method through the convertible notes' maturity date. The fair value of the warrants was determined using the Black-Scholes option pricing model

6.   NOTES PAYABLE AND OTHER DEBT (INCLUDING RELATED PARTY FINANCINGS)
     (continued)

based on a quoted market price of the common stock of $2.56 on the issuance date; a risk-free interest rate of 6.5%; an expected warrant life of 3 years; no dividends; and a volatility of 106%.

     During 1999, the Company obtained two promissory notes from Verus in the amount of $250,000 each, bearing an annual interest rate of 8%. The notes payable, advances and accrued interest were converted into the Company's common stock on March 31, 2000 in conjunction with the Merger.

     Note Payable to Copytron, Inc. - In connection with the customer list acquired from Copytron, the Company issued a $200,000 in promissory note payable in three monthly installments through October 9, 2000. The Company did not pay $50,000 against the last $100,000 installment of the promissory note as of December 31, 2000 and, accordingly, the Company is in default under the terms of the promissory note.

     Note payable to Stockholders - The Company has been financed principally by loans from its stockholders. At December 31, 1999, the outstanding notes payable to stockholders aggregated $2,953,759, at an annual interest rate ranging from 8% to 8.25%, and were due at various dates through June 2000. In connection with the Merger, the $2,953,759 in principal plus accrued interest was converted into 2,135,301 shares of the Company's Series A Preferred Stock.

     Equipment Supplier Promissory Note - On April 15, 1999, the Company converted $406,514 of amounts due to an equipment supplier into a promissory note due December 15, 1999. At December 31, 1999, the Company was in default of the promissory note. Accordingly, the note was classified and included within current long-term debt at December 31, 1999. In April 2000, the Company repaid the note, including the related accrued interest, with the proceeds from the sale of common stock issued in conjunction with the Merger.

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

7.   EQUITY

   Stock Option and Restricted Stock Grants Under 2000 Stock Option Plan

     The Company has a 2000 Stock Option Plan (the "Plan") pursuant to which employees, officers, directors, consultants and advisors of the Company are eligible to receive stock options, restricted stock, and other stock-based awards, including stock appreciation rights. The maximum number of shares of common stock that may be issued under the Plan is 5,000,000. The Plan is administered by the Board of Directors, which has the authority to designate the nature of the award, the number of shares and the vesting period, among other terms. The stock options expire no later than ten years from the date of grant. As of December 31, 2000, there were 2,883,853 shares of common stock available for future issuance under the Plan.

     During the year ended December 31, 2000, the Company granted options to purchase 1,429,738 shares of its common stock at a weighted average exercise price of $.66 to its employees. In addition, in connection with the Merger, the Company adjusted the number and exercise price of certain unexercised options. These adjustments were accounted for in accordance EIFT Issue No. 90-9, "Changes to Fixed Employee Stock Option Plans as a Result of Equity Restructuring". Certain options granted during 2000 include a cashless exercise feature allowing the grantee to exercise the option and to utilize the appreciation in the value of the common stock as payment for the shares received.

     The Company accounts for stock options granted to employees and non-employee directors in accordance with APB No. 25. Under APB No. 25, compensation expense is recorded when fixed award options are granted with exercise prices at less than the fair value of the common stock on the date of grant. Options with a cashless exercise feature are accounted for as variable award options. Variable award options are subject to remeasurement criteria and could result in additional future compensation expense until such time as the options are either exercised, forfeited or expire without exercise. For unvested options, deferred compensation is recorded and amortized as stock-based compensation expense over the future vesting period.

     The Company recorded stock-based compensation expense of $390,602 relating to the employee stock option grants in 2000. Additional stock-based compensation expense will be recorded in the future as the deferred compensation of $16,115 at December 31, 2000 is amortized over the remaining three-year vesting period.

     In 2000, the Company also awarded 341,581 shares of common stock under the Plan at a weighted average exercise price of $.89 to certain employees and a former employee. The Company recorded stock-based compensation expense of $172,200 during the year ended December 31, 2000 in connection with these awards based on the fair value of the shares at the dates of grant.

     Stock option activity for the year ended December 31, 2000, the five months ended December 31, 1999 and the year ended July 31, 1999 was as follows:

                                                                   Weighted
                                                   Number of        Average
                                                    Shares      Exercise Price
                                                   ---------    --------------
Outstanding at August 1, 1998 ..................        --         $  --
   Granted .....................................     344,828          .29
   Exercised ...................................        --            --
   Cancelled ...................................        --            --
                                                   ---------
Outstanding at July 31, 1999 ...................     344,828          .29
   Granted .....................................     517,242          .58
   Exercised ...................................        --            --
   Cancelled ...................................        --            --
                                                   ---------
Outstanding at December 31, 1999 ...............     862,070          .46
   Granted .....................................   1,429,738          .66
   Exercised ...................................        --            --
   Cancelled ...................................    (517,242)        (.39)
                                                   ---------
Outstanding at December 31, 2000 ...............   1,774,566          .64
                                                   =========

Exercisable at December 31, 2000 ...............   1,273,565
Exercisable at December 31, 1999 ...............     344,828
Exercisable at July 31, 1999 ...................        --


     The weighted average fair value of options granted during the year ended December 31, 2000, the five months ended December 31, 1999 and the year ended July 31, 1999 was $.47, $.12, and $.16 respectively.

     The following table sets forth additional information regarding options outstanding at December 31, 2000:

                      Options Outstanding                                            Options Exercisable
               -------------------------------                                  --------------------------------
 Exercise      Number of      Weighted Average          Weighted Average        Number of       Weighted Average
  Prices        Shares         Exercise Price        Remaining Life - Years      Shares           Exercise Price
 --------      ---------      ----------------       ----------------------     --------        ----------------
  $  .29       344,828             $  .29                    8.50                344,828            $  .29
  $  .58       862,070             $  .58                    9.28                862,070            $  .58
  $  .66       330,334             $  .66                    9.17
  $ 1.25       166,667             $ 1.25                    9.00                   --                --
  $ 1.50        66,667             $ 1.50                    9.25                 66,667            $ 1.50
  $ 2.88         4,000             $ 2.88                    9.41                   --                --


     Pro Forma Disclosure - The Company uses the intrinsic value method to measure compensation expense associated with grants of employee stock options. SFAS No. 123 requires the disclosure of pro forma information as if the Company adopted the fair value method of accounting for grants to employees. For purposes of the pro forma disclosures, the fair value of the options on their grant date was measured using the Black-Scholes option pricing model. Forfeitures are recognized as they occur.

     Had compensation expense on the employee options been determined based on the fair value method of accounting in accordance SFAS No. 123, the Company's net loss and net loss per common share would have been as follows:

                                                        Year Ended        Five Months Ended    Year Ended
                                                     December 31, 2000    December 31, 1999   July 31, 1999
                                                     -----------------    -----------------   -------------
As Reported:
-------------
   Net loss attributable to common stockholders ...    $ (8,194,279)        $ (1,060,646)     $ (2,182,431)
                                                       ------------         ------------      ------------
   Net loss per common share - basic and
       diluted ....................................            (.51)                (.15)             (.36)
                                                       ------------         ------------      ------------

Pro Forma:
-------------
   Net loss attributable to common stockholders ...    $ (8,564,388)        $ (1,102,717)     $ (2,190,833)
                                                       ------------         ------------      ------------
   Net loss per common share - basic and
       diluted ....................................            (.53)                (.16)             (.36)
                                                       ------------         ------------      ------------

     Key assumptions used to apply the Black-Scholes option-pricing model are as follows:

                                                        Year Ended        Five Months Ended    Year Ended
                                                     December 31, 2000    December 31, 1999   July 31, 1999
                                                     -----------------    -----------------   -------------
Risk-free interest rate............................       6.0%                   5.5%             5.5%
Expected life of the options.......................     1-3 Years              3 Years           3 Years
Expected volatility of underlying stock............       100%                  40.7%            40.7%
Dividends..........................................       None                  None              None

Common Stock Warrants

     On March 31, 2000 in connection with the Merger, the Company issued warrants to purchase 833,333 shares of the Company's common stock to certain investors.

     On August 31, 2000, the Company engaged an outside financial advisor. In addition to a retainer of $15,000, the Company granted warrants to the financial advisor to purchase 200,000 of the Company's common stock for $3.75 per share. The Company recorded stock-based compensation expense of $402,143 representing the fair value of the stock warrants at the date of grant. The fair value of the stock warrants was measured using the Black-Scholes option pricing model, based on a quoted market price of the common stock of $3.75 at the date of grant; a risk-free interest rate of 5.84%; an expected warrant life of 2.5 years; no dividends; and a volatility of 85%.

     In November 2000, the Company issued warrants to purchase 50,000 shares of common stock for $2.94 per share in conjunction with the issuance of convertible debt (See Note 6).

     At December 31, 2000, the weighted average exercise price of all outstanding warrants issued was $1.98 per share.


8.   WRITE-DOWN OF ACQUISITION DEPOSIT

     During 2000, the Company entered into an agreement to acquire On Demand Machine Company ("ODMC"). In connection with the proposed acquisition, the Company deposited $300,000 with ODMC which was refundable in the event the acquisition was not completed. The acquisition was not consummated and ODMC has indicated to the Company that any return of the deposit will be in ODMC common stock. Given the illiquid nature of ODMC's common stock, the Company provided for a full valuation allowance against the common stock. A member of the Company's management is a greater than 5% stockholder in ODMC.


9.   COMMITMENTS AND CONTINGENCIES

     Operating Leases - The Company leases office facilities and certain equipment under noncancelable operating leases expiring at various dates through October 2005. The leases are generally renewable at the option of the Company for an additional five years. Total rent expense under these leases was $161,956, $52,700 and $75,600 for the year ended December 31, 2000, the five months ended December 31, 1999 and the year ended July 31, 1999, respectively. At December 31, 2000, future minimum lease payments under these leases are as follows:

      Year Ending December 31,
      -----------------------
              2001                                  $ 170,486
              2002                                    166,323
              2003                                    161,268
              2004                                    157,104
              2005                                    124,374
                                                    ---------
                            Total                   $ 779,555
                                                    =========

     Purchase of Copytron, Inc. Customer List - In connection with the purchase of a customer list on August 2, 2000, the Company may be required to issue additional shares of common stock (See Note 5).

     Consulting Agreements -In connection with the Merger, the Company entered into a consulting arrangement with an affiliate of Verus. The consulting agreement provided for consulting fees of $15,000 per month for a two-year period commencing March 31, 2000. The agreement was terminated effective September 30, 2000. The Company paid $30,000 under this agreement, and the balance owed of $60,000 is included in accounts payable at December 31, 2000.

     Services Agreement - In March 1999, the Company entered into an agreement with Xerox Corporation ("Xerox") to provide reproduction services. The term of the agreement is 60 months and initially included base payment increases over the term of the agreement. The agreement was renegotiated in May 2000. The total amount of the initial base service payments is being charged to expense using the straight-line method over the term of the agreement. The Company has recorded a deferred credit to reflect the excess of the services expense over cash payments since the inception of the agreement. Deferred lease credits of $45,000 and $33,750 are reported within other accrued expenses and $101,250 and $146,250 are reflected in deferred lease obligation within the accompanying balance sheets at December 31, 2000 and 1999, respectively. One member of the Company's Board of Directors serves in an executive capacity at Xerox. Future scheduled minimum payments under the service agreement are as follows:

    Year Ending December 31,
    ------------------------
            2001                                $  894,276
            2002                                   894,276
            2003                                   894,276
            2004                                   223,569
                                                ----------
                        Total                   $2,906,397
                                                ==========

At December 31, 2000, included in accounts payable are past due amounts on prior service payments aggregating $455,627. On January 10, 2001, the Company refinanced this amount into a promissory note (See Note 13). A stockholder has personally guaranteed the Company's performance under the note.

     Litigation - The Company was previously in litigation with Advizex, Inc. for which a settlement was reached on June 5, 2001. The Company intends to enter into a Consent Judgement which will require the Company to pay $120,000 in cash beginning in July 2001 in equal installments over a twelve month period. In addition, the Company will be required to issue common stock to Advizex with a value of $120,000 based on the June 5, 2001 market price per share of $.73. The Company has provided for the cost of this settlement at December 31, 2000.

     The Company is party in various legal proceedings and potential claims arising in the normal course of business. While the ultimate outcome of these claims cannot be predicted, and assuming the Company raises adequate funding, management does not believe, after consultation with counsel, the settlement of these claims, if any, will have a material effect on the Company's financial position or the results of its operations.

10.  INCOME TAXES

     Significant components of the Company's deferred tax assets (liabilities) are as follows:

                                                            December 31,
                                                   ----------------------------
                                                       2000             1999
                                                   -----------      -----------
Deferred tax assets (liabilities):
  Net operating loss carryforwards ..............  $ 5,017,000      $ 2,019,000
  Allowance for sales returns ...................       31,000           37,000
  Depreciation and amortization .................       (7,000)          (8,000)
  Accrued vacation ..............................       23,000           14,000
  Accrued interest ..............................        7,000          146,000
  Deferred credit ...............................       59,000           72,000
  Amortization of  the customer list ............       23,000             --
                                                   -----------      -----------
                                                     5,153,000        2,280,000
Less valuation allowance ........................   (5,153,000)      (2,280,000)
                                                   -----------      -----------
   Net deferred tax assets ......................  $      --        $      --
                                                   ===========      ===========

     The increase in the Company's valuation allowance for the periods presented results principally from the increase in the Company's deferred tax assets related to the operating losses. The Company has established a valuation allowance at December 31, 2000 and 1999 because of uncertainties regarding its ability to generate sufficient taxable income in the applicable tax jurisdiction to utilize the net operating loss carryforwards during the carryforward period and to realize the full benefit from future tax deductions.

     The Company has federal and state tax net operating loss carryforwards available for future periods of approximately $12,542,000. The federal tax net operating loss carryforwards expire beginning in 2011 through 2020 and state tax net operating loss carryforwards expire beginning in 2002 through 2005. As a result of the changes in the ownership of the Company, the Company's net operating loss carryovers and certain other tax attributes may be limited under
Section 382 of the International Revenue Code.

     A reconciliation of the applicable U.S. statutory tax rate to the effective tax rate is as follows:

                                                         Year Ended      Five Months Ended      Year Ended
                                                     December 31, 2000    December 31, 1999    July 31, 1999
                                                     -----------------   ------------------    -------------
Federal statutory rate............................          34%                  34%                 34%
State tax, net of federal impact..................           6                    6                   6
Stock-based compensation expense .................          (9)                  --                  --
Increase in valuation allowance ..................         (31)                 (40)                (40)
                                                          ----                 ----                ----
Effective tax rate................................         -- %                 -- %                -- %
                                                          ====                 ====                ====

11.  STOCKHOLDERS' EQUITY (DEFICIENCY)

     Preferred Stock

     At December 31, 2000, the Company had authorized 5,000,000 shares of preferred stock, issuable in one or more series. Of the total shares issued at December 31, 2000, 2,135,301 have been designated as convertible preferred stock, Series A ("Series A") and 1,100,000 have been designated as convertible preferred stock, Series B ("Series B").

     Holders of the Series A are entitled to one vote for every three and one half shares held on all matters submitted to a vote of the stockholders, except that holders of a majority of the shares of Series A must approve changes to the Certificate of Designation for the Series A and issuances of securities with rights senior to the Series A. Dividends accrue daily at a rate of 8% of the original issue price per annum and are settled by the issuance of shares of common stock on January 1 of each succeeding year. In the event of liquidation, the holders of the Series A shall receive, before any payments to the common stock holders and the holders of the Series B, the original issue price per share plus any accrued but unsettled dividends. Holders of the Series A may convert the shares into common stock at any time at a rate of three and one half shares of Series A for one share of common stock. On January 1, 2001, the Company issued 113,608 shares for stock dividends.

     Holders of the Series B are entitled to six votes for every one share held on all matters submitted to a vote of the stockholders, except that holders of a majority of the Series B must approve changes to the Certificate of Designation for the Series B and issuances of securities with rights senior to the Series B. No dividends are payable on the Series B. In the event of liquidation, the holders of the Series B shall receive, before any payments to the common stock holders, the original issue price per share, as determined by the Company's Board of Directors. Holders of the Series B were permitted to convert the shares into shares of common stock at any time. All shares of Series B were converted into shares of common stock on March 31, 2001 in accordance with Series B agreement. The conversion rate is one share of Series B for one share of common stock.

     Treasury Stock

     In conjunction with the Merger, the Company's outstanding treasury stock was retired.


12.  TRANSACTIONS WITH RELATED PARTIES

     The Company's transactions with Verus and its affiliates, Xerox, members of management and significant stockholders described in these notes to the financial statements are related party transactions in accordance with SFAS No. 57, "Related Party Disclosures".


13.  SUBSEQUENT EVENTS

     On January 1, 2001, the Company issued 113,608 common stock shares to settle the $195,736 stock dividend accrued at December 31, 2000.

     On January 5, 2001, the Company borrowed $55,000 from two of its officers. These promissory notes are unsecured, bear interest at 5% per annum and were due February 5, 2001. As of June 25, 2001, $46,000 has been repaid.

     On January 10, 2001, the Company refinanced $455,627 of accounts payable due to Xerox under the services agreement described in Note 9 with a promissory note. The note is payable in monthly installments of $41,339, including interest at a rate of 16% per annum, beginning on February 15, 2001. The final payment will be due on January 10, 2002, unless the Company defaults under the terms of the note, in which case, the note becomes fully due and payable. The Company has not made the required payments under the promissory note in 2001 and, accordingly, the Company is in default of the note. A stockholder has personally guaranteed the Company's performance under this note.

     On January 19, 2001 the Company borrowed $40,000 from two additional officers. These promissory notes are unsecured, are due February 19, 2001, and are payable with interest at a rate of 5% per annum. The notes have not been repaid.

     On February 8, 2001, the Company sold 40,000 shares of its common stock to an accredited investor for $20,000.

     On February 13, 2001 the Company borrowed $100,000 from a stockholder and officer of the Company due and payable on June 30, 2001 with interest at 8% per annum. This borrowing is unsecured.

     On March 15, 2001, the Company offered to issue 500,000 shares of its common stock to Dutchess Advisors, Ltd. ("Dutchess") as consideration for their advisory services in connection with the Company's current efforts to secure additional financing through a private placement. The shares would be issued pursuant to Regulation D under the Securities Act, as amended. Of the total shares that could be issued, 100,000 shares contain piggyback registration rights. The Company rescinded the offer on June 22, 2001 and no shares have been offered to Dutchess. An additional finder's fee may be paid in cash to Dutchess upon completion of a private placement transaction.

     On March 17, 2001, the Company entered into a factoring agreement covering the majority of the Company's trade accounts receivable. Fees for these services are expected to average 6% of amounts factored.

     On March 22, 2001, the Company entered into an equity line of credit with a private investor. Under the terms of the agreement, upon the effective registration of the Company's common stock or from other available free trading shares, the investor will purchase up to $10 million of such common stock over the course of 36 months from the date of the agreement at an amount equal to 91% of the market price as defined therein. The amount of shares to be put to the investor by the Company is subject to certain average daily trading volumes for the Company's common stock in the U.S. financial markets. In connection with this agreement, the Company will issue 250,000 shares of common stock for no consideration, to an affiliate of this investor.


14.  NET LOSS PER SHARE

     A reconciliation of net loss and weighted-average common shares outstanding for purposes of calculating basic and diluted net income per share is as follows:

                                                                            Five Months
                                                             Year Ended       Ended
                                                            December 31,    December 31,     Year Ended
                                                               2000            1999        July 31, 1999
                                                           ------------    ------------    -------------
NUMERATOR:
   Net loss .............................................  $ (7,998,543)   $ (1,060,646)   $ (2,182,431)
   Preferred stock dividends ............................      (195,736)           --              --
                                                           ------------    ------------    ------------

   Net loss attributable to common stockholders .........  $ (8,194,279)   $ (1,060,646)   $ (2,182,431)

DENOMINATOR:
   Weighted average number of common shares outstanding:
     Common Stock .......................................    16,282,674       6,921,001       6,016,552
     Effect of potentially dilutive common shares........          --              --              --
                                                           ------------    ------------    ------------
        Total ...........................................    16,282,674       6,921,001       6,016,552
                                                           ------------    ------------    ------------