Form 10QSB
period 2001-03-31
BOOKTECH COM INC
filed 2001-07-03
CIK 1090309

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   -----------

                                   FORM 10-QSB

           [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2001

                                       or

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934


                  For the Transition Period From _____ To _____


                        Commission File Number: 000-26903


                               BOOKTECH.COM, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            NEVADA                                              88-0409153
-------------------------------                           ---------------------
(State or other jurisdiction of                           (IRS Employer ID. No.)
 incorporation or organization)


                  42 CUMMINGS PARK, WOBURN, MASSACHUSETTS 01801
                  ---------------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number, including area code: (781) 933-5400


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No _ __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


  COMMON STOCK                                          20,766,489  SHARES
-----------------                                  -----------------------------
$.00042 Par Value                                  (Outstanding on May 31, 2001)

================================================================================

                        BOOKTECH.COM, INC. AND SUBSIDIARY

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

ITEM 1--Financial Statements:
        Condensed Consolidated Statements of Operations for the
          Three Months Ended March 31, 2001 and 2000......................   3
        Condensed Consolidated Balance Sheets as of March 31, 2001
          and December 31, 2000...........................................   4
        Condensed Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 2001 and 2000......................   5
        Notes to Unaudited Condensed Consolidated Financial Statements....   6

ITEM 2--Management's Discussion and Analysis..............................  16


PART II.   OTHER INFORMATION

ITEM 2--Changes in Securities and Use of Proceeds.........................  20
ITEM 3--Defaults Upon Senior Securities...................................  20
ITEM 6--Exhibits and Reports on Form 8-K..................................  20

Signatures................................................................  21

Exhibit Index.............................................................  22

PART 1.  FINANCIAL INFORMATION

                        BOOKTECH.COM, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   -----------------------------
                                                                         2001           2000
                                                                   -------------    ------------
NET SALES .......................................................   $    606,591    $    324,734
COST OF SALES ...................................................        766,378         483,372
                                                                    ------------    ------------
              Gross margin ......................................       (159,787)       (158,638)
OPERATING EXPENSES:
     Selling, marketing and general and administrative (excluding stock-based compensation costs of $385,933 in 2001 and
        $247,414 in 2000) .......................................      1,433,857         960,836
     Stock-based compensation ...................................        385,933         247,414
                                                                    ------------    ------------
              Total operating expenses ..........................      1,819,790       1,208,250
                                                                    ------------    ------------
LOSS FROM OPERATIONS ............................................     (1,979,577)     (1,366,888)
                                                                    ------------    ------------
INTEREST EXPENSE TO RELATED PARTIES .............................         92,145          57,858
OTHER INTEREST EXPENSE ..........................................         12,943          25,854
                                                                    ------------    ------------
              Total interest expense ............................        105,088          83,712
                                                                    ------------    ------------
NET LOSS ........................................................     (2,084,665)     (1,450,600)
ACCRUED DIVIDENDS ON PREFERRED STOCK                                      63,443            --
                                                                    ------------    ------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS ....................   $ (2,148,108)   $ (1,450,600)
                                                                    ============    ============
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER
        SHARE -- BASIC AND DILUTED ..............................   $      (0.11)   $      (0.19)
                                                                    ------------    ------------
SHARES USED IN COMPUTING BASIC AND DILUTED NET
        LOSS PER SHARE ..........................................     19,384,294       7,814,488
                                                                    ============    ============


       See Notes to Unaudited Condensed Consolidated Financial Statements.

                        BOOKTECH.COM, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                           MARCH 31,     DECEMBER 31,
                                                                                             2001           2000
                                                                                         ------------    ------------
ASSETS
CURRENT ASSETS:
   Cash ..............................................................................   $     63,823    $      4,611
   Trade and factored accounts receivable, less allowance for uncollectible amount and
      returns of $130,700 in 2001 and $78,100 in 2000 ................................        397,832         205,503
   Other current assets ..............................................................         68,442          51,136
                                                                                         ------------    ------------
            Total current assets .....................................................        530,097         261,250
                                                                                         ------------    ------------
PROPERTY AND EQUIPMENT, at cost ......................................................      4,327,116       4,327,116
Accumulated depreciation .............................................................       (912,153)       (613,621)
                                                                                         ------------    ------------
            Property and equipment, net ..............................................      3,414,963       3,713,495
OTHER ASSETS:
Acquired technology and patent application ...........................................        993,103         993,103
Acquired customer list, net ..........................................................        892,640         944,138
Deposits and other assets ............................................................         72,354          75,854
                                                                                         ------------    ------------
            TOTAL ....................................................................   $  5,903,157    $  5,987,840
                                                                                         ============    ============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
   Bank overdraft ....................................................................   $       --      $     25,681
   Current portion of long-term debt .................................................        889,752         888,587
   Debt due to related parties .......................................................      1,681,824       1,013,100
   Liability related to factored accounts receivable .................................        374,584            --
   Accounts payable, including past due amounts ......................................      4,018,070       4,009,090
   Accrued compensation ..............................................................        716,284         344,041
   Accrued interest expense to related parties .......................................         56,446          17,660
   Accrued other expenses ............................................................        325,814         181,192
                                                                                         ------------    ------------
            Total current liabilities ................................................      8,062,774       6,479,351
                                                                                         ------------    ------------
LONG-TERM DEBT .......................................................................         33,461          11,585
                                                                                         ------------    ------------
DEFERRED LEASE OBLIGATION ............................................................         90,000         101,250
                                                                                         ------------    ------------
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS' DEFICIENCY:
    Preferred stock, 5,000,000 shares authorized:
   Convertible preferred stock, Series A, par value $.00042, of which
      2,135,301 shares were issued and outstanding at March 31, 2001 and
      December 31,
      2000 ...........................................................................            897             897
   Convertible preferred stock, Series B, par value $.00042, of which no shares were issued and outstanding at March 31, 2001; 1,100,000 shares issued and
      outstanding at December 31, 2000 ...............................................           --               462
   Common stock, authorized 54,523,810 shares, $.00042 par value, of which
      20,766,489 shares were issued and outstanding at March 31, 2001;
      19,146,546 shares issued and outstanding at December 31, 2000 ..................          8,722           8,041
   Dividend payable in shares of common stock ........................................         63,443         195,736
   Additional paid-in capital ........................................................     13,413,995      12,883,890
   Deferred compensation .............................................................         (8,213)        (16,115)
   Accumulated deficit ...............................................................    (15,761,922)    (13,677,257)
                                                                                         ------------    ------------
            Total stockholders' deficiency ...........................................     (2,283,078)       (604,346)
                                                                                         ------------    ------------
            Total ....................................................................   $  5,903,157    $  5,987,840
                                                                                         ============    ============



       See Notes to Unaudited Condensed Consolidated Financial Statements.

                        BOOKTECH.COM, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------
                                                                             2001            2000
                                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ..........................................................   $(2,084,665)   $(1,450,600)
   Adjustments to reconcile net loss to cash used for operating activities:
      Depreciation and amortization ..................................       350,030         25,937
      Stock-based compensation .......................................       385,933        247,414
      Related party interest expense satisfied by issuing
         convertible
         preferred stock, Series A ...................................          --           56,839
      Amortization of warrants and beneficial conversion feature recorded as a discount on issuance of notes payable to related
        parties ......................................................        53,097           --
      (Decrease) increase in cash from:
         Accounts receivable, net ....................................      (192,329)        60,490
         Other current assets ........................................       (17,306)        (6,286)
         Deposits and other assets ...................................         3,500           --
         Accounts payable ............................................       464,607       (461,950)
         Accrued compensation ........................................       372,243         (8,093)
         Accrued other expenses ......................................       144,622        105,693
         Accrued interest expense to related parties .................        38,786           --
         Deferred lease obligation ...................................       (11,250)       (11,250)
                                                                         -----------    -----------
              Net cash used in operating activities ..................      (492,732)    (1,441,806)
                                                                         -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property and equipment ...........................          --          (20,268)
   Payment of merger costs ...........................................          --         (401,000)
                                                                         -----------    -----------
               Net cash used in investing activities .................          --         (421,268)
                                                                         -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from factoring of accounts receivable ....................       374,584           --
   Repayment of bank overdraft .......................................       (25,681)          --
   Proceeds from loans from related parties ..........................       195,000        317,951
   Repayments of loans to related parties ............................       (35,000)          (434)
   Proceeds from other debt financings ...............................        32,000      1,500,000
   Repayments of other debt financings ...............................        (8,959)        (4,064)
   Net proceeds from issuance of common stock ........................        20,000      5,000,000
                                                                         -----------    -----------
              Net cash provided from financing activities ............       551,944      6,813,453
                                                                         -----------    -----------
NET INCREASE IN CASH AND EQUIVALENTS .................................        59,212      4,950,379
CASH AND EQUIVALENTS, BEGINNING OF PERIOD ............................         4,611         82,753
                                                                         -----------    -----------
CASH AND EQUIVALENTS, END OF PERIOD ..................................   $    63,823    $ 5,033,132
                                                                         ===========    ===========


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

     Basis of Presentation - The accompanying condensed consolidated financial statements are unaudited and have been prepared assuming that the Company will continue as a going concern. As shown in the condensed consolidated financial statements, the Company incurred net losses of $2,084,665 and $1,450,600 in the three-month periods ended March 2001 and 2000, respectively. The Company expects that it will incur losses as it continues its activities pursuant to the current business plan, particularly those related to sales, marketing and content development. In addition, the Company's current liabilities at March 31, 2001 and December 31, 2000 of $8,062,774 and $6,479,351, respectively, exceeded its current assets at those dates by $7,532,677 and $6,218,101, respectively. Moreover, a majority of its accounts payable of $4,018,070 and $4,009,090 at March 31, 2001 and December 31, 2000, respectively, were beyond their normal payment terms. As discussed in Notes 4, 5 and 6, the Company is in default on certain provisions of its lending and other contractual agreements.

     The Company is also in default on certain provisions of its lending and other contractual agreements as of March 31, 2001 and December 31, 2000, and, accordingly, the amounts are callable by the creditors and have been classified as current liabilities within the accompanying condensed consolidated balance sheets. The Company has settled a legal proceeding relative to the non-payment of certain obligations and may not presently have available financing to satisfy its obligations resulting from the court judgment. The Company has historically financed its operating losses and working capital needs principally by loans from its stockholders, sales of common stock and from commercial lenders. The Company is currently seeking additional financing and there can be no assurance that any additional financing will be available to the Company on commercially reasonable terms, or at all. Further, due to certain non-compliance with financial reporting regulations, the American Stock Exchange (the "AMEX") suspended trading of the Company's common stock in April 2001. This suspension precludes the Company from seeking financing through the public markets until such time as the AMEX lifts the suspension. These factors, among other things, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

     The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern. For example, the Company has deferred costs related to an ongoing patent application process and the development of the Company's website. Completion of the patent application process and the web site will require additional financial resources, which the Company presently does not have. Further additional financial resources will be required for selling, general and administrative expenses to develop a sales and distribution channel associated with the patented business process.

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

     Pursuant to its terms, the Merger involved several transactions, including the sale of 4,666,667 shares of the Company's common stock, with warrants to purchase an additional 833,333 shares of common stock, in a Private Placement (the "Private Placement") to certain accredited investors for an aggregate purchase price of $7,000,000, including conversion of the notes payable, advances and accrued interest owed to Verus Investments Holdings, Inc. (at the time of the Merger, the Company received net cash proceeds of $5,000,000 from the Private Placement). The Merger was accounted for as a capital transaction and was treated as a reverse acquisition, as the shareholders of booktechMass received the larger portion of the voting interests in the combined enterprise. Estimated costs of the Merger were $582,938, which have been reflected as a reduction in additional paid-in capital.

     Under the terms of the Merger, the Company was required to use it's best efforts to file a registration statement to register 5,111,667 shares of common stock by July 31, 2000 and an additional registration statement to register 1,928,823 shares of common stock within six (6) months of the effective date of the first registration statement or within 30 days of the exercise, in whole or in part, by Verus Investments Holdings, Inc. of it's warrant to purchase 833,333 shares of common stock. Such registration statements have not been filed by the Company.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Condensed Consolidated Financial Statements (Unaudited) - The condensed consolidated financial statements furnished herein are unaudited and in the opinion of management, reflect all adjustments which are of a normal recurring nature, necessary to fairly state the Company's financial position, cash flows and the results of operations for the periods presented and have been prepared on a basis substantially consistent with the audited financial statements as of and for the year ended December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America for annual periods have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual financial statements included in a Form 10-KSB on file with the Securities and Exchange Commission. The operating results for the interim periods presented are not necessarily indicative of the expected performance for the entire year.

     Concentration of Credit Risk and Major Customer Information - Financial instruments that potentially expose the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and does not require collateral. In addition, the Company maintains allowances for potential credit losses, and such losses, in the aggregate, have not exceeded management expectations. One customer accounted for 33% and 49% of net sales for the three-month periods ended March 31, 2001 and 2000, respectively. This same customer accounted for 39% and 54% of the accounts receivable at March 31, 2001 and 2000, respectively.

     Principles of Consolidation - The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after the elimination of all significant intercompany balances.

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

     Net Loss per Common Share - Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects, in addition to the weighted average number of common shares, the potential dilution if common equivalent shares outstanding were exercised and/or converted into common stock, unless the effect of such equivalent shares was antidilutive. For the three months ended March 31, 2001 and 2000, basic and diluted loss per common share are the same, as potentially dilutive stock options, common stock warrants, common stock issuable upon the conversion of the convertible preferred stock and unvested restricted stock of 3,380,677 and 4,480,652 have been excluded from the calculation as their effect is antidilutive for the three months ended March 31, 2001 and 2000, respectively.

     Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We adopted SFAS No. 133 effective January 1, 2001, as required. The adoption of SFAS No. 133 did not have an effect on the Company's financial position or the results of its operations.

     Supplemental Cash Flow Information - The following table sets forth certain supplemental cash flow information for the three-month periods ended March 31, 2001 and 2000:

                                                                         2001          2000
                                                                       ---------   ---------
Cash paid during the period for interest ...........................   $   2,330  $     --
                                                                       =========  ==========
Non-Cash Financing Activities
  Conversion of accounts payable into long-term debt ...............   $ 455,627  $     --
  Dividends on convertible preferred stock, Series A, paid in shares
    of  common stock ...............................................     195,736        --
  Accrued dividends on convertible preferred stock, Series A .......      63,443        --
  Conversion of convertible preferred stock, Series B, into common
   stock ...........................................................         462        --
  Conversion of related party loans and accrued interest into
    preferred stock ................................................        --     3,216,171
   Acquisition of technology and related patent application with the
      issuance of common stock .....................................        --       993,103
  Conversion of related party notes payable, advances
      and related accrued interest into common stock ...............        --     2,024,537
  Costs incurred in conjunction with reverse merger ................        --       187,426
  Property and equipment acquired through the issuance of debt and
    trade credit ...................................................        --        20,424
  Liabilities to the former officers of Ebony & Gold Ventures, Inc.
     in conjunction with the reverse merger ........................        --        17,564
  Conversion

4.   NOTES PAYABLE AND OTHER DEBT (INCLUDING RELATED PARTY FINANCINGS)

     Notes payable and other debt consist of the following at:

                                                              MARCH 31,    DECEMBER 31,
                                                                2001          2000
                                                            -----------   -------------
Related Party Obligations:
    Notes payable to Verus Investments Holdings, Inc. (1)   $ 1,139,261    $ 1,139,261
    Notes payable to Copytron, Inc. (1) .................        50,000         50,000
    Notes payable to Xerox (1) ..........................       455,627           --
    Notes payable to stockholders (1) ...................       160,000           --
Other Obligations:
    Capital lease obligations (1) .......................       876,689        883,105
    Ford Motor Credit Company (2) .......................        16,225         17,067
    Note payable to bank (2) ............................        30,300           --
                                                            -----------    -----------
  Sub-total .............................................     2,728,102      2,089,433
          Less: unamortized discount ....................      (123,065)      (176,161)
                                                            -----------    -----------
       Total debt .......................................     2,605,037      1,913,272
          Less: Current portion due to related parties ..    (1,681,824)    (1,013,100)
          Less: Current portion of other obligations ....      (889,752)      (888,587)
                                                            -----------    -----------
        Long-term debt ..................................   $    33,461    $    11,585
                                                            ===========    ===========

---------

(1)  Classified as a current liability at March 31, 2001 and December 31, 2000.

(2)  Classified in accordance with scheduled repayment terms.

     Notes Payable to Verus Investments Holdings, Inc. - During 2000 and subsequent to the Merger, Verus Investments Holdings, Inc. ("Verus"), a stockholder and a British Virgin Islands Corporation controlled by a director of the Company, provided $939,261 through a promissory note and $200,000 through a convertible note to fund the Company's working capital needs. The notes are unsecured, carry interest at a rate of 8% and 10%, respectively per annum and mature December 31, 2001 and November 22, 2001, respectively. The $200,000 convertible notes are convertible, at the option of the holder, into shares of common stock on the earlier of 1) November 22, 2001 at a conversion rate of $2.35 per share or 2) at any time at a conversion rate of $2.94 per share when the average price, as defined in the convertible note agreement, exceeds $3.675 per share.

     Since the fair market value of the Company's common stock was $2.56 on the date the $200,000 convertible notes payable were issued and the notes could ultimately be converted at a lower per share value, the convertible notes contained a beneficial conversion feature. In accordance with Emerging Issues Task Force Issue No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" the Company allocated $101,276 of the proceeds received to the beneficial conversion feature which was recorded as a discount on the issuance of the debt and an increase in additional paid-in capital. The discount is being amortized and recognized through a charge to interest expense over the twelve month period ending November 22, 2001. None of the convertible notes have been converted as of March 31, 2001.

     In addition during 2000, Verus was granted warrants to purchase 50,000 shares of common stock at $2.94 per share in connection with the financing transactions. The fair value of the warrants of $83,317 was recorded as a discount on the issuance of the convertible notes and an increase in additional paid-in capital. The discount is being amortized and recognized through a charge to interest expense using the effective interest method through the maturity date of November 22, 2001.

     Notes payable to Copytron, Inc. - On August 2, 2000, the Company purchased the customer list of Copytron for an initial cost of $1.0 million, including $100,000 payable in cash at closing, $200,000 in promissory notes and the balance payable in shares of its common stock. The note, which carries interest at a rate of 6% per annum, was payable in three installments with the last installment of $100,000 due on October 9, 2000. The Company did not pay $50,000 against the last installment of the promissory note as of March 31, 2001. Accordingly, the Company is in default under the terms of the promissory note and the note is classified as a current liability.

     Notes payable to Xerox - On January 10, 2001, the Company refinanced $455,627 of accounts payable due to Xerox under the services agreement with a promissory note. The note is payable in monthly installments of $41,339, including interest at a rate of 16% per annum, beginning on February 15, 2001. The final payment will be due on January 10, 2002 unless the Company defaults under the terms of the note in which case, the promissory note becomes fully due and payable. The Company has not made the required payments under the promissory note in 2001 and, accordingly, the Company is in default under the terms of the note and the note is classified as a current liability. A stockholder has personally guaranteed the Company's performance under this note. One member of the Company's Board of Directors serves in an executive capacity at Xerox.

     Notes payable stockholders - During the three months ended March 31, 2001, the Company borrowed $195,000 from several officers and key employees. The notes are payable at various dates through June 30, 2001, are unsecured and accrue interest at annual rates ranging from 5%-8%. Through March 31, 2001, $35,000 of such notes has been repaid by the Company. At March 31, 2001, $60,000 of these notes are in default.

     Capital lease obligations - The Company leases computer hardware and software and certain office equipment under non-cancelable leases expiring at various dates through 2004. The Company is in arrears and is accordingly in default on certain provisions of these leases. Accordingly, the Company has classified the leases as a current liability.

     Ford Motor Credit Company - On March 2, 2000, the Company financed the purchase of a motor vehicle. The loan is due in 48 monthly installments of $435, including interest at an annual rate of 0.9%, with a final maturity on April 15, 2004.

     Note payable bank - On January 15, 2001, the Company borrowed $32,000 from a bank. The loan is payable in 48 monthly installments of $793, including interest at an annual rate of 8.75%, with a final maturity on December 15, 2004. The loan is secured by a Company vehicle.

5. COMMITMENTS AND CONTINGENCIES

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

     Purchase of Copytron, Inc. Customer List - In connection with the purchase of the customer list on August 2, 2000, the Company is required to issue additional shares of common stock on August 2, 2001 and 2002, up to a maximum fair market value of $150,000 on each date, if the revenues generated from the customer list for the 12 month periods ended August 1, 2001 and August 1, 2002 exceed $700,000. In addition, the Company also entered into a two-year consulting agreement (extendable for a third year at the option of the Company) with a principal of Copytron. The consulting agreement provides for annual cash compensation of $50,000, which was to be paid in the amount of $4,666 monthly. Approximately $18,700 and $9,300 are accrued under this agreement at March 31, 2001 and December 31, 2000 respectively. On the one year anniversary of the agreement, and in the event that the fair value of the Company's common stock is less than the fair market value, as defined in the agreement, the Company is obligated to pay, either in cash or common stock at the discretion of the Company, an amount, which when combined with the value of the original issuance of the Company's common stock has an aggregate value of $700,000. The Company intends to satisfy this requirement by issuing additional shares of common stock. As calculated using the May 31, 2001 fair value of the Company's common stock, the Company would be obligated to issue an additional 720,000 shares.

     Services Agreement - In March 1999, the Company entered into an agreement with Xerox Corporation ("Xerox") to provide reproduction services. The term of the agreement is 60 months and includes base payment increases over the term of the agreement. The total amount of the base service payments is being charged to expense using the straight-line method over the term of the agreement. The Company has recorded a deferred credit to reflect the excess of the service expense over cash payments since the inception of the agreement. The deferred credits of $135,000 and $146,250 are reflected within accrued other expense and deferred lease obligation within the accompanying condensed consolidated balance sheets at March 31, 2001 and December 31, 2001, respectively. One member of the Company's Board of Directors serves in an executive capacity at Xerox. Future annual scheduled minimum payments under the service agreement are as follows:

                                            Year ending December 31:
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
                                                   ==========

     At December 31, 2000, the Company was past due on prior service payments. On January 10, 2001, the amounts due to Xerox were refinanced into a promissory note. At March 31, 2001, the Company was in default under the terms of the promissory note. The Company paid $0 and $220,622 to Xerox under the Services Agreement during the three-month periods ended March 31, 2001 and 2000, respectively.

     The Company has not filed and has not paid payroll taxes since January 15, 2001. Accrued payroll taxes, penalties and interest have been estimated and included in these financial statements. As of June 4, 2001 the Company has begun to file and pay current payroll taxes.

     Accounts Receivable Factoring Agreement - On March 17, 2001, the Company factored with recourse the majority of accounts receivable and has received $374,584 in cash to date. Amounts are advanced to the Company based on an advance rate of 80%. Fees for these services are expected to average 6% of amounts factored. Due to the full recourse provisions, the Company is accounting for the factor transactions in a manner similar to a borrowing.

6. TRANSACTIONS WITH RELATED PARTIES

     On March 31, 2001 the Company issued 2,000 shares of common stock and options to purchase 4,000 shares of common stock to two of it's Directors.

     On February 13, 2001 the Company borrowed $100,000 from a shareholder and officer of the Company. This borrowing is unsecured and is due and payable on June 30, 2001 with interest at 8% per annum.

     On January 19, 2001 the Company borrowed $40,000 from two additional officers. These promissory notes are unsecured, and payable with interest at a rate of 5% per annum, and are currently in default.

     On January 5, 2001, the Company borrowed $55,000 from two of its officers. These promissory notes are unsecured, bear interest at 5% per annum and are currently in default. As of May 23, 2001, $45,000 has been repaid.

     A member of the Company's Board of Directors serves in an executive capacity with Xerox. The Company purchases services from Xerox under an equipment supplier contract that expires on March 1, 2004 and is currently in default on payments under the contract and a note to Xerox. (see Note 4).

     In conjunction with the Merger on March 31, 2000, a total of $2,815,000 in loans from shareholders plus the related accrued interest of $401,171 were converted into 2,135,301 shares of Series A preferred stock.

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

7. COMMON AND PREFERRED STOCK

     On March 31, 2001, as required under the Series B Preferred Stock Agreement, 1,100,000 shares of the Series B Preferred Stock automatically converted into one fully paid and non-assessable share of common stock.

     On March 22, 2001, the Company entered into an equity line of credit with a private investor. Under the terms of this agreement, upon the effective registration of the Company's common stock, the investor will purchase up to an aggregate of $10 million of such common stock over the course of 36 months from the date of the agreement at a purchase price equal to 91% of the market price as defined therein. The amount of shares to be put to the investor by us is subject to certain average daily trading volumes for the Company's common stock in the U.S. financial markets. In connection with this agreement, the Company issued 250,000 shares of common stock for no consideration to an affiliate of the investor with a fair market value of $.85 per share on March 22, 2001. The Company has recorded $212,500 in stock based compensation in the quarter ended March 31, 2001 related to these shares.

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

     On February 8, 2001, the Company sold 40,000 shares of its common stock to an accredited investor for $20,000. The proceeds were used to fund the Company's working capital requirements.

     On January 1, 2001, the Company issued 113,668 common stock shares as payment for the $195,736 stock dividend accrued at December 31, 2000.

     In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary (a "Liquidation Event"), the holders of the Series A preferred stock have a liquidation preference over any distribution to securities junior to the Series A Preferred Stock equal to $1.50 per share plus any accrued but unpaid dividends. Dividends on the Series A preferred stock accrue daily at the annual rate of 8%. At March 31, 2001 and 2000, the liquidation preference approximated $3.3 million and $3.2 million, respectively.

8. STOCK-BASED COMPENSATION

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

     The Company recorded stock-based compensation expense of $385,933 and $247,414 during the three- month periods ended March 31, 2001 and 2000. Additional stock-based compensation expense will be recorded in the future as the deferred compensation of $8,213 at March 31, 2001 is amortized over the remaining three-year vesting period.

9. NET LOSS PER SHARE

     A reconciliation of net loss and weighted-average common shares outstanding for purposes of calculating basic and diluted net income per share is as follows for the three months ended March 31:


                                                                      2001            2000
                                                                 ------------    ------------
NUMERATOR:

     Net loss ................................................   $ (2,084,665)   $ (1,450,600)
     Preferred stock dividends ...............................        (63,443)           --
                                                                 ------------    ------------
     Net loss attributable to common stockholders............    $ (2,148,108)   $ (1,450,600)
                                                                 ============    ============
DENOMINATOR:

     Weighted average number of common shares outstanding:

          Common stock .......................................     19,384,294       7,814,488
          Effect of potentially dilutive common shares .......           --              --
                                                                 ------------    ------------
               Total .........................................     19,384,294       7,814,488
                                                                 ============    ============

10. SUBSEQUENT EVENTS

     Through June 25, 2001, Verus loaned the Company $1,000,000.

     On April 23, 2001, the American Stock Exchange halted trading of the Company's common stock due to the Company's failure to file it's Form 10-KSB for the year ended December 31, 2000.

                                      *****

                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

SAFE HARBOR STATEMENT

     Certain statements in this Form 10-QSB, including information set forth under the following Management's Discussion and Analysis and Results of Operations, contain trend analysis and other "forward-looking statements." These statements relate to future events or other future financial performance, and are identified by terminology such as "may", "will", "should", "expects", "anticipates", "plans", "intends", believes", "estimates", or "continues" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results could differ materially from those set forth in the forward-looking statements. Moreover, this discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements for the periods specified and the associated notes beginning on page 3. Further reference should be made to the Company's audited financial statements as of December 31, 2000 and for the year then ended.

Overview

     We are a digital and on-demand publisher of custom textbooks, also known as coursepacks, which are distributed primarily through college bookstores and online retailers. We are subject to a number of risks similar to those of other companies in an early stage of development. Principal among these risks are dependencies on key individuals, competition from other substitute products and larger companies, the successful development and marketing of our products, and the need to obtain adequate additional financing necessary to fund our operations.

     Our business is highly seasonal in nature. More than 75% of our revenues are normally generated in the third and fourth quarters of the calendar year since that period includes the traditional educational publishing selling season. Accordingly, our operating losses have generally been greater in the first half of the year during a period when publishing revenues are at their lowest levels. Moreover, we rely upon one customer for a significant portion of our revenues - see Note 3 to the Unaudited Condensed Consolidated Financial Statements, "Concentration of Credit Risk and Major Customer Information."

     The discussion below assumes we can continue to do business on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in our financial statements, we incurred net losses of $2,084,665 and $1,450,600 during the three-month periods ended March 31, 2001 and 2000, respectively. Moreover, at March 31, 2001 and December 31, 2000, our current liabilities of $8,062,774 and $6,479,351, respectively, exceeded our current assets by $7,532,677 and $6,218,101, respectively, and a majority of our accounts payable at March 31, 2001 and December 31, 2000 are beyond the normal payment terms.

     The Company is also in default on certain provisions of its lending and other contractual agreements as of March 31, 2001 and December 31, 2000, and, accordingly, the amounts are callable by the creditors and have been classified as current liabilities within the accompanying condensed consolidated balance sheets. The Company has settled a legal proceeding relative to the non-payment of certain obligations and may not presently have available financing to satisfy its obligations resulting from the court judgment. The Company has historically financed its operating losses and working capital needs principally by loans from its stockholders, sales of common stock and from commercial lenders. The Company is currently seeking additional financing and there can be no assurance that any additional financing will be available to the Company on commercially reasonable terms, or at all. Further, due to certain non-compliance with financial reporting regulations, the American Stock Exchange ("AMEX") suspended trading of the Company's common stock in April 2001. With the filing of the Form 10-KSB, and the filing of this Form 10-QSB herein for the period ending March 31, 2001, the Company expects that AMEX will allow the Company to resume trading. However, there can be no assurance that AMEX will allow the Company to resume trading once the report on Form 10-KSB and this 10-QSB for the period ending March 31, 2001 has been filed. Moreover, although the Company will attempt to do so, there can be no assurance that the Company will be able to maintain it's listing on the American Stock Exchange in the future. This suspension precludes the Company from seeking financing through the public markets until such time as the AMEX lifts the suspension. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 AND 2000

     Net sales increased 102.2% to $606,591 in 2001 from $324,734 in 2000. The
$281,857 increase in sales is principally due to sales related to the acquisition of the Copytron customer list for $160,000 of the increase, and the growth in sales to Harvard Printing and Publishing Services for $82,000 of the increase. One customer, Barnes and Noble College Bookstores accounted for approximately 33% and 49% of net sales in 2001 and 2000, respectively. In addition to Barnes and Noble College Bookstores, one other customer, Harvard Printing and Publishing Services, now accounts for more than 10% of net sales in 2001.

     Cost of sales were $766,378 in 2001, or 126.3% of net sales, in 2001 compared to $483,372, or 148.9% of net sales in 2000. The lower cost of sales percentage in 2001 was primarily due to economies of scale as the fixed production costs are spread over the higher sales volume.

     Selling, marketing, and general and administrative expenses (excluding stock-based compensation) increased to $1,433,857 in 2001 from $960,836 in 2000. Approximately $324,000 of the $473,021 increase is attributed to increases in depreciation and amortization expense related to property and equipment and to the customer list acquired in 2000. Legal and accounting expenses also increased due to the costs normally associated with being a public company.

     Stock-based compensation costs were $385,933 in 2001 compared to $247,414 in 2000. In 2001, stock-based compensation represents the amortization of deferred compensation on fixed awards, the remeasurement of compensation on variable award options, and the expense associated with awards of common stock. The amount in 2000 is due to stock compensation recorded from the issuance of stock and stock options with exercise prices below the fair market value of the Company's common stock.

     Interest expense increased to $105,088 in 2001 from $83,712 in 2000. The increase is attributed to interest and amortization of debt discounts.

     Due to the uncertainty that exists regarding the future realization of our tax net operating loss carryforwards, we have fully reserved our deferred tax assets.

     The net loss increased to $2,084,665 in 2001 from $1,450,600 in 2000 primarily due to the $138,519 increase in stock-based compensation and the $324,093 increase in depreciation and amortization.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     To meet our financing needs, we have primarily depended upon loans from stockholders and directors and sales of our common stock. We have also relied significantly on (1) the issuance of common stock to finance the purchase of assets; (2) trade credit; and (3) common stock awards to employees and non-employees as compensation for their services. Other sources of financing have included bank debt. We have generally not been in compliance with the provisions contained in certain of our debt and other contractual agreements, and accordingly, the amounts outstanding under these agreements have been classified as current liabilities. As such, we have generally operated from a negative working capital position. At March 31, 2001 and December 31, 2000, our current liabilities of $8,062,774 and $6,479,351, respectively, exceeded our current assets by $7,532,677 and $6,218,101, respectively, and a majority of our accounts payable at March 31, 2001 and December 31, 2000 are beyond the normal payment terms.

     As shown in our financial statements, we incurred net losses of $2,084,665 and $1,450,600 during the three-month periods ended March 31, 2001 and 2000, respectively. Accordingly, we are currently seeking additional financing to fund our operations. Since November 1, 2000, all senior officers have deferred their salaries in anticipation of our securing additional financing. As the new financing has not been secured, the deferred officers' salaries have been accrued as a liability in the accompanying condensed consolidated financial statements as of March 31, 2001 and December 31, 2000. On May 6, 2001, the Company resumed payment of the officers' salaries.

     Our cash balance is not sufficient to fund the Company's operations. Accordingly, we are currently seeking additional sources of equity or debt financing to fund our operations. Until new financing can be secured on a more permanent basis, we will require interim financing. Through the date of this report, a stockholder advanced us $1,000,000.

     On March 22, 2001, we entered into an equity line of credit with a private investor. Under the terms of this agreement, upon the effective registration of the Company's common stock, the investor will purchase up to an aggregate of $10 million of such common stock over the course of 36 months from the date of the agreement at a purchase price equal to 91% of the market price as defined therein. The amount of shares to be put to the investor by us is subject to certain average daily trading volumes for the Company's common stock in the U.S. financial markets. In connection with this agreement, we issued 250,000 shares of common stock for no consideration to an affiliate of the investor with a fair market value of $.85 per share on March 22, 2001. The Company recorded $212,500 in stock based compensation in the quarter ended March 31, 2001 related to this issuance.

     On March 17, 2001, we factored with recourse the majority of our accounts receivable and have received $374,584 in cash to date. Fees for these services are expected to average 6% of amounts factored.

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

     On February 13, 2001, we borrowed $100,000 from a shareholder and officer of the Company. The borrowing is unsecured and are due and payable on June 30, 2001 with interest at 8% per annum.

     On February 8, 2001, we sold 40,000 shares of our common stock to an accredited investor for $20,000. The issuance was made pursuant to Section 4(2) of the Securities Act.

     On January 19, 2001, we borrowed $40,000 from two of the Company's officers. These promissory notes are unsecured, carry interest at a rate of 5% per annum and are currently in default.

     On January 10, 2001, we refinanced $454,627 of accounts payable due to Xerox under the services agreement with a promissory note as described in the notes to the accompanying condensed consolidated financial statements. The note is payable in monthly installments of $41,339, including interest at a rate of 16% per annum, beginning on February 15, 2001. The final payment will be due on January 10, 2002, unless the Company defaults under the terms of the note, in which case, the promissory note becomes fully due and payable. The Company has not made the required payments under the promissory note in 2001 and, accordingly, the Company is in default under the terms of the note.

     On January 5, 2001, we borrowed $55,000 from two of the Company's officers. These promissory notes are unsecured and bear interest at a rate of 5% per annum and are currently in default. Through the date of this report, we have repaid $35,000 on these borrowings.

     Until new financing can be secured on a more permanent basis, we will require interim financing. Verus Investments Holdings, Inc. ("Verus") provided $2,639,261 in interim financing to fund the Company's working capital needs during the year ended December 31, 2000. In connection with the Merger, $1,500,000 of the loans provided in 2000 and $500,000 in loans outstanding at December 31, 1999 were converted into 1,333,333 shares of common stock. The remaining loans of $939,261 and $200,000 outstanding at December 31, 2000, carry interest at a rate of 8% and 10%, respectively, per annum, are unsecured and mature December 31, 2001 and November 22, 2001, respectively. $200,000 of these loans are convertible at the option of the holder, into shares of common stock on the earlier of i) November 22, 2001 at a conversion rate of $2.35 per share or ii) at anytime at a conversion rate of $2.94 per share when the average price of the Company's common stock, as defined in the convertible agreement, exceeds $3.675. In addition, Verus was granted warrants to purchase 50,000 shares of our common stock at an exercise price of $2.94 per share.

     During the year ended December 31, 2000, the cost of our property and equipment increased by $3,518,818, primarily due to the purchase of a new management information system. The total $3,518,818 of property and equipment purchases was financed as follows: $833,686 through debt (primarily capital leases), $1,862,318 through accounts payable and the balance of $822,814 in cash. We are not currently planning to make any significant capital outlays in 2001. For the period ending March 31, 2001, we had no capital outlays and made payments against capital leases for approximately $7,000.

     As discussed above, we are currently seeking additional sources of financing to fund our operations. Although we have been successful in raising financing in the past, there can be no assurance that any additional financing will be available to us on commercially reasonable terms, or at all. Furthermore, we can provide no assurance that our stockholders will continue to provide additional financing on either an interim or permanent basis. Any inability to obtain the necessary additional financing will have a material adverse effect on us, requiring us to significantly curtail or possibly cease our operations. In addition, any additional equity financing may involve substantial dilution to the interests of our then existing shareholders.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We adopted SFAS No. 133 effective January 1, 2001, as required. The adoption of SFAS No. 133 did not have an effect on our financial position or our results of operations.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 31, 2001, the Series B Preferred Stock automatically converted each whole share of Series B Preferred Stock into one fully paid and non-assessable share of common stock. This effectively reduces the voting control for the former holders of the Series B Preferred Stock which allowed each share of Series B Preferred Stock to have six votes. Once converted to common shares, they now have only one vote per share of common stock.

     On February 8, 2001, we sold 40,000 shares of our common stock to an accredited investor for $20,000. The proceeds were used to fund the Company's working capital requirements. The issuance was made pursuant to Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     The Company is in default on substantially all of its notes and other debt obligations. (see Note 4 to the Unaudited Condensed Consolidated Financial Statements).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     11.1 computation of net loss per share

(b)  Reports on Form 8-K

     The registrant filed a report on Form 8-K on May 23, 2001, which reported that Morris A. Shepard resigned as the Company's President and Chief Executive Officer and reported the appointment of William G. Christie as President and Chief Executive Officer and which reported that certain stock-based compensation and other common share information included in its interim reports for the quarters ended March 31, 2000, June 30, 2000 and September 30, 2000 was incorrect.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 2, 2001                 booktech.com, inc.

                              /S/ _______________________
                                  Ted Bernhardt
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)