Form 10QSB
period 2001-06-30
BOOKTECH COM INC
filed 2001-08-24
CIK 1090309

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  ------------

                                   FORM 10-QSB

     [x]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2001

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common Stock                                20,766,489  Shares
         ------------                                ------------------
       $.00042 Par Value                      (Outstanding on August 21, 2001)
                        booktech.com, inc. AND SUBSIDIARY

                              INDEX TO FORM 10-QSB

PART I.   FINANCIAL INFORMATION

ITEM 1--Financial Statements:

         Unaudited Condensed Consolidated Statements of Operations for
           the Three Months Ended June 30, 2001 and 2000 ...................   3

         Unaudited Condensed Consolidated Statements of Operations for
           the Six Months Ended June 30, 2001 and 2000 .....................   4

         Unaudited Condensed Consolidated Balance Sheets as of
           June 30, 2001 and December 31, 2000 .............................   5

         Unaudited Condensed Consolidated Statements of Cash Flows for
           the Six Months Ended June 30, 2001 and 2000 .....................   6

         Notes to Unaudited Condensed Consolidated Financial Statements ....   7

ITEM 2--Management's Discussion and Analysis ...............................  17


PART II.   OTHER INFORMATION

ITEM 1--Legal Proceedings ..................................................  22

ITEM 3--Defaults Upon Senior Securities ....................................  22

ITEM 6--Exhibits and Reports on Form 8-K ...................................  23

Signatures .................................................................  24

Exhibit 11 .................................................................  25

PART 1. FINANCIAL INFORMATION

        booktech.com, inc. AND SUBSIDIARY

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        (UNAUDITED)

                                                               Three Months Ended June 30,
                                                               ---------------------------
                                                                    2001          2000
                                                               ------------   ------------
NET SALES ...................................................  $    214,708   $    168,009

COST OF SALES ...............................................       241,284        351,043
                                                               ------------   ------------
              Gross margin ..................................       (26,576)      (183,034)
                                                               ------------   ------------
OPERATING EXPENSES
 Selling, marketing and general and administrative (excluding stock-based compensation costs of $471,223 in 2001 and
   $1,413,379 in 2000 .......................................     1,714,179      1,573,924

 Impairment of long lived assets ............................     3,549,164           --

 Stock-based compensation ...................................       471,223      1,413,379
                                                               ------------   ------------
              Total operating expenses ......................     5,734,566      2,987,303
                                                               ------------   ------------
LOSS FROM OPERATIONS ........................................    (5,761,142)    (3,170,337)
                                                               ------------   ------------
INTEREST EXPENSE TO RELATED PARTIES .........................        91,524           --
OTHER INTEREST EXPENSE ......................................        79,390         14,497
                                                               ------------   ------------
              Total interest expense ........................       170,914         14,497
                                                               ------------   ------------
INTEREST INCOME .............................................          --           26,679
                                                               ------------   ------------
NET LOSS ....................................................    (5,932,056)    (3,158,155)

ACCRUED DIVIDENDS ON PREFERRED STOCK ........................        64,771         64,771
                                                               ------------   ------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS ................  $ (5,996,827)  $ (3,222,926)
                                                               ============   ============
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER
 SHARE--BASIC AND DILUTED ...................................  $      (0.29)  $      (0.17)
                                                               ============   ============
SHARES USED IN COMPUTING BASIC AND DILUTED NET
 LOSS PER SHARE .............................................    20,766,489     18,739,033
                                                               ============   ============

       See Notes to Unaudited Condensed Consolidated Financial Statements.

        booktech.com, inc. AND SUBSIDIARY

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        (UNAUDITED)

                                                                 Six Months Ended June 30,
                                                                ---------------------------
                                                                    2001           2000
                                                                ------------   ------------
NET SALES ...................................................   $    821,299   $    492,743
COST OF SALES ...............................................      1,007,662        834,415
                                                                ------------   ------------
              Gross margin ..................................       (186,363)      (341,672)
                                                                ------------   ------------
OPERATING EXPENSES

 Selling, marketing and general and administrative (excluding stock-based compensation costs of $857,156 in 2001 and
   $1,660,793 in 2000).......................................      3,148,036      2,534,760

 Impairment of long lived assets ............................      3,549,164           --

 Stock-based compensation ...................................        857,156      1,660,793
                                                                ------------   ------------
              Total operating expenses ......................      7,554,356      4,195,553
                                                                ------------   ------------
LOSS FROM OPERATIONS ........................................     (7,740,719)    (4,537,225)
                                                                ------------   ------------
INTEREST EXPENSE TO RELATED PARTIES .........................        183,669         57,858
OTHER INTEREST EXPENSE ......................................         92,333         40,351
                                                                ------------   ------------
              Total interest expense ........................        276,002         98,209
                                                                ------------   ------------
INTEREST INCOME .............................................           --           26,679
                                                                ------------   ------------
NET LOSS ....................................................     (8,016,721)    (4,608,755)

ACCRUED DIVIDENDS ON PREFERRED STOCK ........................        128,214         64,771
                                                                ------------   ------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS ................   $ (8,144,935)  $ (4,673,526)
                                                                ============   ============
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER
 SHARE--BASIC AND DILUTED ...................................   $      (0.41)  $      (0.35)
                                                                ============   ============
SHARES USED IN COMPUTING BASIC AND DILUTED NET
 LOSS PER SHARE .............................................     20,079,210     13,277,210
                                                                ============   ============


       See Notes to Unaudited Condensed Consolidated Financial Statements.

        booktech.com, inc. AND SUBSIDIARY

        CONDENSED CONSOLIDATED BALANCE SHEETS
        (UNAUDITED)


                                                                                     June 30,      December 31,
                                                                                       2001            2000
                                                                                   ------------    ------------
ASSETS
CURRENT ASSETS:
 Cash ..........................................................................   $     17,118    $      4,611
 Accounts receivable, less allowance for uncollectible amounts and returns
  of $120,700 in 2001 and $78,100 in 2000 ......................................        253,430         205,503
 Other current assets ..........................................................         69,770          51,136
                                                                                   ------------    ------------
           Total current assets ................................................        340,318         261,250
                                                                                   ------------    ------------

PROPERTY AND EQUIPMENT, NET ....................................................      1,000,044       3,713,495

OTHER ASSETS:
Acquired technology and patent application .....................................           --           993,103
Acquired customer list, net ....................................................        400,000         944,138
Deposits and other assets ......................................................         24,353          75,854
                                                                                   ------------    ------------
           Total other assets...................................................        424,353       2,013,095
                                                                                   ------------    ------------
           TOTAL ...............................................................   $  1,764,715    $  5,987,840
                                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
 Bank overdraft ................................................................   $       --      $     25,681
 Current portion of long-term debt .............................................        886,883         888,587
 Current portion of long-term debt due to related parties ......................      2,756,719       1,013,100
 Liability related to factored accounts receivable .............................        205,882            --
 Accounts payable, including past due amounts ..................................      4,247,286       4,009,090
 Accrued payroll ...............................................................        997,324         344,041
 Accrued interest expense to related parties ...................................        101,823          17,660
 Accrued other expenses ........................................................        202,585         181,192
                                                                                   ------------    ------------
           Total current liabilities ...........................................      9,398,502       6,479,351
                                                                                   ------------    ------------

LONG-TERM DEBT .................................................................         31,374          11,585
                                                                                   ------------    ------------
DEFERRED LEASE OBLIGATION ......................................................         78,750         101,250
                                                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' DEFICIENCY:
 Preferred stock, 5,000,000 shares authorized:
  Convertible Series A, par value $.00042,
   2,135,301 shares issued and outstanding; liquidation preference of
   $3,331,166 at June 30, 2001 and $3,398,688 at December 31, 2000 .............            897             897
  Convertible Series B, par value $.00042,
   No shares issued and outstanding at June 30, 2001; 1,100,000 shares
   issued and outstanding at December 31, 2000 .................................           --               462
 Common stock, authorized 54,523,810 shares, $.00042 par value, 20,766,489 shares issued and outstanding at June 30, 2001;
   19,146,546 shares issued and outstanding at December 31, 2000 ...............          8,722           8,041
 Dividends payable in shares of common stock ...................................        128,214         195,736
 Additional paid-in capital ....................................................     14,836,142      12,883,890
 Deferred compensation .........................................................     (1,023,908)        (16,115)
 Accumulated deficit ...........................................................    (21,693,978)    (13,677,257)
                                                                                   ------------    ------------
           Total stockholders' deficiency ......................................     (7,743,911)       (604,346)
                                                                                   ------------    ------------
           Total ...............................................................   $  1,764,715    $  5,987,840
                                                                                   ============    ============

        See Notes to Unaudited Condensed Consolidated Financial Statements.

        booktech.com, inc. AND SUBSIDIARY

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        (UNAUDITED)

                                                                    Six Months Ended June 30,
                                                                   --------------------------
                                                                       2001          2000
                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ........................................................ $(8,016,721)   $(4,608,755)
 Adjustments to reconcile net loss to cash used for operating activities:
  Depreciation and amortization ...................................    702,109         83,175
  Impairment of long lived assets .................................  3,549,164           --
  Stock-based compensation ........................................    857,156      1,660,793
  Related party interest expense satisfied by issuing convertible
  preferred stock, Series A .......................................       --           56,839
  Amortization of warrants and beneficial conversion feature on
  convertible notes payable to related parties ....................     99,246           --
 (Decrease) increase in cash from:
  Accounts receivable, net .......................................     (47,927)        90,593
  Other current assets ...........................................     (18,634)      (115,707)
  Deposits and other assets ......................................      51,501       (287,300)
  Accounts payable ...............................................     808,823       (603,431)
  Accrued payroll and other expenses .............................     674,676          2,919
  Accrued interest expense to related parties ....................      84,163         (9,798)
  Deferred lease obligation ......................................     (22,500)       (22,500)
                                                                   -----------    -----------
              Net cash used in operating activities ..............  (1,278,944)    (3,753,172)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for property and equipment .........................        (581)      (459,526)
 Payment of merger costs .........................................        --         (588,426)
                                                                   -----------    -----------
              Net cash used in investing activities ..............        (581)    (1,047,952)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from factoring of accounts receivable ..............     205,882
 Repayment of bank overdraft .....................................     (25,681)          --
 Proceeds from notes issued to related parties ...................   1,119,746        317,951
 Repayments of notes to related parties ..........................     (46,000)      (456,710)
 Proceeds from other debt financings .............................      32,000      1,500,000
 Repayments of other debt financings .............................     (13,915)      (428,192)
 Net proceeds from issuance of common stock ......................      20,000      5,000,000
                                                                   -----------    -----------
              Net cash provided from financing activities ........   1,292,032      5,933,049

NET INCREASE IN CASH .............................................      12,507      1,131,925

CASH, BEGINNING OF PERIOD ........................................       4,611         82,753
                                                                   -----------    -----------

CASH, END OF PERIOD .............................................. $    17,118    $ 1,214,678
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

     As discussed in Note 11, the Company has signed a term sheet to sell its customer list and all course pack related assets (the "Existing Business"). As of the date of this report, substantially all non-executive employees of the Company have either been terminated or are no longer working at the Company. As a result of the Company's lack of personnel and financial resources, the Company is outsourcing the fulfillment of existing sales orders to the company acquiring the Existing Business.

     Basis of Presentation - The accompanying condensed consolidated financial statements are unaudited and have been prepared assuming that the Company will continue as a going concern. As shown in the condensed consolidated financial statements, the Company incurred net losses of $8,016,721 and $4,608,755 in the six-month periods ended June 2001 and 2000, respectively and the Company's current liabilities at June 30, 2001 and December 31, 2000 of $9,398502 and $6,479,351, respectively, exceeded its current assets at those dates by $9,058,184 and $6,218,101, respectively. Moreover, a majority of its accounts payable of $4,247,286 and $4,009,090 at June 30, 2001 and December 31, 2000,
respectively, were beyond their normal payment terms..

     As a result of management and the Board of Director's decision to sell the Existing Business pending shareholders approval, the Company does not expect any future revenues from the existing business beyond August 3, 2001. Also, as discussed in Notes 4, 5 and 6, the Company is in default on certain provisions of its lending and other contractual agreements, and, accordingly, the amounts are callable by the creditors and have been classified as current liabilities within the accompanying condensed consolidated balance sheets. The Company has not filed and has not paid payroll taxes since January 15, 2001. The Company has settled a legal proceeding relative to the non-payment of certain obligations and may not presently have available financing to satisfy its obligations resulting from the court judgment. Further, as described in Note 5, a creditor of the Company has obtained a court order for trustee process attachment and attached one of the Company's bank accounts. The Company has historically financed its operating losses and working capital needs principally by (a) loans from its shareholders, directors and officers, (b) sales of common stock, (c) trade credit and (d) borrowings from commercial lenders. Although the Company is currently seeking additional financing to sustain a minimum level of operations until the sale of the Existing Business is consummated, there can be no assurance that any additional financing will be available to the Company on commercially reasonable terms, or at all. Further, due to certain non-compliance with financial reporting regulations, the American Stock Exchange (the "AMEX") suspended trading of the Company's common stock in April 2001. On July 6, 2001, the AMEX lifted the suspension after the Company completed the necessary filings. There can be no assurance the AMEX will not suspend trading in the Company's common stock in the future. Future suspensions, if implemented, would preclude the Company from seeking financing through the public markets until such time as the AMEX lifts the suspension. Management and the Company's Board of Directors has not determined what actions with respect to any on going business activities will occur after the sale of the Existing Business or in the event that such sale is not completed. These factors, among other things, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

     Other than the provision for impairment of long-lived assets recorded in the three-month period ended June 30, 2001, the condensed consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as going concern. The Company's condensed consolidated financial statements for the three and six month periods ended June 30, 2001 reflect an impairment charge of approximately $3.5 million related to management's determination that capitalized costs related to a patent application process ($993,103), internal use software ($1,506,969), computer hardware ($497,735), the customer list acquired in 2000 ($441,141), and furniture ($110,216) have been impaired and such assets will not be realized in the future. Management of the Company has determined that despite the efforts of management and outside advisors, the additional capital necessary to either fully develop these assets to a point where revenues will be generated or use such assets in revenue generating activities will not occur.

     The Company's continuation as a going concern is dependent upon its ability to obtain additional financing or refinance current obligations. Management is continuing its efforts to (1) obtain sufficient short-term financing to satisfy short-term obligations; (2) reduce operating expenses through the reduction in staffing and the renegotiation of certain contracts; and (3) negotiate extended payment terms for current obligations with vendors and/or convert existing obligations into equity. An investment-banking firm has been engaged by the Company to assist management and the Board of Directors explore strategic opportunities including, but not limited to, a sale or merger of the Company, a recapitalization or other actions to obtain additional financial resources.

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

     Pursuant to its terms, the Merger involved several transactions, including the sale of 4,666,667 shares of the Company's common stock, with warrants to purchase an additional 833,333 shares of common stock, in a Private Placement (the "Private Placement") to certain accredited investors for an aggregate purchase price of $7,000,000, including conversion of the notes payable, advances and accrued interest owed to Verus Investment Holdings, Inc. (at the time of the Merger, the Company received net cash proceeds of $5,000,000 from the Private Placement). The Merger was accounted for as a capital transaction and was treated as a reverse acquisition, as the shareholders of booktechMass received the larger portion of the voting interests in the combined enterprise. The Merger costs totaled $582,938, which have been reflected as a reduction in additional paid-in capital.

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

Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual financial statements included in a Form 10-KSB on file with the Securities and Exchange Commission. The operating results for the interim periods presented are not necessarily indicative of expected performance for the entire year.

     Concentration of Credit Risk and Major Customer Information - Financial instruments that potentially expose the Company to significant concentrations of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its customers and does not require collateral. In addition, the Company maintains allowances for potential credit losses, and such losses, in the aggregate, have not exceeded management expectations. One customer accounted for 33% and 49% of net sales for the three month period ended June 30, 2001 and 2000 respectively. One customer accounted for 23% and 50% of net sales for the six-month periods ended June 30, 2001 and 2000, respectively. This same customer accounted for 23% and 16% of the accounts receivable at June 30, 2001 and December 31, 2000, respectively.

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

     Net Loss per Common Share - Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects, in addition to the weighted average number of common shares, the potential dilution if common equivalent shares outstanding were exercised and/or converted into common stock, unless the effect of such equivalent shares was antidilutive. Basic and diluted loss per common share are the same since potentially dilutive stock options, common stock warrants, common stock issuable upon the conversion of the convertible preferred stock and unvested restricted stock for the three and six month periods ended June 30,2001 and 2000 are antidilutive. Such anti-dilutive shares total 4,806,405, 4,458,263, 4,209,496 and 2,951,394 for the three and six month periods ended June 30, 2001 and 2000, respectively.

     Recent Accounting Pronouncements - On June 29, 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on July 1, 2001 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

     On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

     One January 1, 2001, the Company adopted the pronouncements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effect of this adoption did not impact the Company's financial Statements.

     Supplemental Cash Flow Information - The following table sets forth certain supplemental cash flow information for the six-month periods ended June 30, 2001 and 2000:


                                                                                      2001           2000
                                                                                    -------         ------
     Cash paid during the period for interest ..................................    $ 5,367         $10,829
     Non-Cash Financing Activities
       Conversion of accounts payable into long-term debt ......................    570,627            --
       Dividends on convertible preferred stock, Series A, paid in shares of
         Common stock ..........................................................    195,736            --
       Conversion of convertible preferred stock, Series B, into common
         Stock .................................................................        462            --
       Conversion of related party loans and accrued interest into preferred
         Stock .................................................................       --         3,216,171
       Acquisition of technology and related patent application with the
         issuance of common stock ..............................................       --           993,103
       Conversion of Verus Investment Holdings, Inc. notes payable, advances
         and related accrued interest into common stock ........................       --         2,024,537
       Property and equipment acquired through the issuance of debt and trade
         credit ................................................................       --         2,096,099
       Liabilities to the former officers of Ebony & Gold Ventures, Inc.
         forgiven in conjunction with the reverse merger .......................       --            17,564


4.   NOTES PAYABLE AND OTHER DEBT (INCLUDING RELATED PARTY FINANCINGS)

Notes payable and other debt consist of the following at:


                                                                                      June 30,      December 31,
                                                                                        2001           2000
                                                                                    -----------     -----------
     Related Party Obligations:
          Notes payable to Verus Investment Holdings, Inc. (1) .................    $ 2,139,007     $ 1,139,261
          Note payable to Copytron, Inc. (1) ...................................         50,000          50,000
          Note payable to Xerox (1) ............................................        455,627            --
          Notes payable to stockholders(1) .....................................        149,000            --
          Note payable other(1) ................................................         40,000            --

     Other Obligations:
          Capital lease obligations (1) ........................................        872,730         883,105
          Ford Motor Credit Company (2) ........................................         15,803          17,067
          Note payable to bank (2) .............................................         29,724            --
                                                                                    -----------     -----------

          Subtotal .............................................................      3,751,891       2,089,433
          Less: unamortized discount ...........................................        (76,915)       (176,161)
                                                                                    -----------     -----------
             Total debt.........................................................      3,674,976       1,913,272
          Less: Current portion of debt due to related parties..................     (2,756,719)     (1,013,100)
                Current portion of other debt...................................       (886,883)       (888,587)
                                                                                    -----------     -----------
         Long-term debt.........................................................    $    31,374     $    11,585
                                                                                    ===========     ===========

(1)  Classified as current liability at June 30, 2001 and December 31, 2000.

(2)  Classified in accordance with scheduled repayment terms.

     Notes payable to Verus Investment Holdings, Inc. - During the second quarter of 2001, Verus Investment Holdings, Inc. ("Verus"), a stockholder and a British Virgin Islands Corporation controlled by a director of the Company, loaned the Company $1,000,000 through a promissory note. This note is secured by all assets of the Company, not previously secured, whether now owned by the Company or hereafter acquired and carries interest at a rate at 8% and is convertible at any time at a conversion price of the lower of $.73 or the average of AMEX reported closing prices from the 21st to 40th trading days after the Company's stock is relisted; or the average of closing prices report by the AMEX for the five trading days prior to the date of the conversion notice. Since the fair market value of the Company's common stock was $.73 on the date the $1,000,000 convertible note payable was issued and until the 41st trading day following the day the Company began trading (or July 6, 2001), we can not determine whether there is a beneficial conversion feature through June 30, 2001.

     During 2000, Verus provided financing totaling $939,261 through a promissory note and $200,000 through a convertible note to fund the Company's working capital needs. These notes are unsecured, carry interest at a rate of 8% and 10%, respectively per annum and mature December 31, 2001 and November 22, 2001, respectively. The $200,000 convertible note is convertible, at the option of the holder, into shares of common stock on the earlier of 1) November 22, 2001 at a conversion rate of $2.35 per share or 2) at any time at a conversion rate of $2.94 per share when the average price, as defined in the convertible note agreement, exceeds $3.675 per share.

     Since the fair market value of the Company's common stock was $2.56 on the date the $200,000 convertible note payable was issued and the note could ultimately be converted at a lower per share value, the convertible note contained a beneficial conversion feature. In accordance with Emerging Issues Task Force Issue No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" the Company allocated $101,276 of the proceeds received to the beneficial conversion feature which was recorded as a discount on the issuance of the debt and an increase to additional paid-in capital. The discount is being amortized and recognized through a charge to interest expense over the twelve month period ending November 22, 2001. No portion of the convertible note has been converted as of June 30, 2001.

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

     Note payable to Copytron, Inc. - On August 2, 2000, the Company purchased the customer list of Copytron for an initial cost of $1.0 million, including $100,000 payable in cash at closing, $200,000 in promissory notes and the balance payable in shares of its common stock. The note, which carries interest at a rate of 6% per annum, was payable in three installments with the last installment of $100,000 due on October 9, 2000. The Company did not pay $50,000 against the last installment of the note as of June 30, 2001. Accordingly, the Company is in default under the terms of the promissory note and the note is classified as a current liability.

     Note payable to Xerox - On January 10, 2001, the Company refinanced $455,627 of accounts payable due to Xerox under the services agreement with a promissory note. The note is payable in monthly installments of $41,339, including interest at a rate of 16% per annum, beginning on February 15, 2001. The final payment will be due on January 10, 2002 unless the Company defaults under the terms of the note in which case, the promissory note becomes fully due and payable. The Company has not made the required payments under the promissory note in 2001 and, accordingly, the Company is in default under the terms of the note and the note is classified as a current liability. A stockholder has personally guaranteed the Company's performance under this note. A member of Xerox's executive management served as a member of the Company's Board of Directors until July 27, 2001, at which time he resigned from his position with the Company.

     Notes payable stockholders -Through June 30, 2001, the Company has borrowed notes of $195,000 from several officers and key employees. The notes are payable at various dates through June 30, 2001, are unsecured and accrue interest at annual rates ranging from 5%-8%. Through June 30, 2001, $46,000 of these notes were repaid by the Company. At June 30, 2001, $149,000 notes are in default.

     Note payable other -As of June 30, 2001, the Company has an outstanding note of $40,000 from a director of the Company. It is non-interest bearing and is unsecured.

     Capital lease obligations - The Company leases computer hardware and software and certain office equipment under non-cancelable leases expiring at various dates through 2004. The Company is in arrears and is accordingly in default on certain provisions of these leases. Accordingly, the Company has classified the leases as a current liability (see Note 5 with respect to Hewlett Packard).

     Ford Motor Credit Company - On March 2, 2000, the Company financed the purchase of a motor vehicle. The loan is due in 48 monthly installments of $435, including interest at an annual rate of 0.9%, with a final maturity on April 15, 2004.

     Note payable to bank - On January 15, 2001, the Company borrowed $32,000 from a bank. The loan is payable in 48 monthly installments of $793, including interest at an annual rate of 8.75%, with a final maturity on December 15, 2004. The loan is secured by a Company vehicle.

5.   COMMITMENTS AND CONTINGENCIES

     Litigation - The Company was previously in litigation with Advizex, Inc. related to outstanding amounts owed by the Company to Advizex. A settlement was reached on June 5, 2001. The Company entered into a Consent Judgment, which will require the Company to pay $120,000 in cash beginning in July 2001 in equal installments over a twelve month period. In addition, the Company will issue 164,384 shares of its common stock to Advizex with a value of $120,000 based on the June 5, 2001 market price per share of $.73. The Company made the July payment.

     The Company was named a defendant in an action filed by Hewlett Packard Company ("Hewlett Packard") on August 9, 2001. In its complaint, Hewlett Packard seeks damages in the amount of $913,511 due to the Company's alleged breach of contract. In connection with this action, Hewlett Packard obtained a court order for trustee process attachment and attached one of the Company's bank accounts in the amount of approximately $90,000. The Company is currently negotiating a settlement of Hewlett Packard's claims.

     Purchase of Copytron, Inc. Customer List - In connection with the purchase of the customer list on August 2, 2000, the Company is required to issue additional shares of common stock on August 2, 2001 and 2002, up to a maximum fair market value of $150,000 on each date, if the revenues generated from the customer list for the 12 month periods ended August 1, 2001 and August 1, 2002 exceed specified target amounts. The Company believes that no additional shares will be issued for the 12 month period ended August 1, 2001. In addition, the Company also entered into a two-year consulting agreement (extendable for a third year at the option of the Company) with a principal of Copytron. The consulting agreement provides for annual cash compensation of $50,000, which was to be paid in the amount of $4,666 monthly. Approximately $27,996 and $9,300 related to the consulting agreement are accrued at June 30, 2001 and December 31, 2000 respectively. On the one year anniversary of the agreement, and in the event that the fair value of the Company's common stock is less than the fair market value, as defined in the agreement, the Company is obligated to pay, either in cash or common stock at the discretion of the Company, an amount, which when combined with the value of the original issuance of the Company's common stock has an aggregate value of $700,000. The Company intends to satisfy this requirement by issuing additional shares of common stock. As calculated using the fair value of the Company's common stock as defined in the agreement, the Company would be obligated to issue an additional 1,761,702 shares.

     Services Agreement - In March 1999, the Company entered into an agreement with Xerox Corporation ("Xerox") to provide reproduction services. The term of the agreement is 60 months and includes base payment increases over the term of the agreement. The total amount of the base service payments is being charged to expense using the straight-line method over the term of the agreement. The Company has recorded a deferred credit to reflect the excess of the service expense over cash payments since the inception of the agreement. The deferred credits of $123,750 and $146,250 are reflected within accrued other expense and deferred lease obligation within the accompanying condensed consolidated balance sheets at June 30, 2001 and December 31, 2000, respectively. A member of Xerox's executive management served as a member of the Company's Board of Directors until July 27, 2001, at which time he resigned from his position with the Company. Future annual scheduled minimum payments as of June 30, 2001 under the service agreement are as follows:

                  2001                                  $   447,138
                  2002                                      894,276
                  2003                                      894,276
                  2004                                      223,569
                                                         ----------
                                     Total               $2,459,259
                                                         ==========

     At December 31, 2000, the Company was past due on prior service payments. On January 10, 2001, the amounts due to Xerox were refinanced into a promissory note. At June 30, 2001, the Company was in default under the terms of the promissory note. The Company paid $0 and $959,834 to Xerox under the Services Agreement during the six-month period ended June 30, 2001 and 2000, respectively.

     Payroll Taxes - The Company has not filed and has not paid payroll taxes since January 15, 2001. Accrued payroll taxes, penalties and interest have been estimated and included in these financial statements.

     Accounts Receivable Factoring Agreement - On March 17, 2001, the Company factored with recourse the majority of accounts receivable and has received net proceeds of $205,882. Amounts are advanced to the Company based on an advance rate of 80%. Fees for these services are expected to average 6% of amounts factored. Due to the full recourse provisions, the Company is accounting for the factor transactions in a manner similar to borrowing.

6.   TRANSACTIONS WITH RELATED PARTIES

     On May 14, 2001, William G. Christie was appointed President, Chief Executive Officer and Chairman of the Board of Directors. In connection with his appointment, Mr. Christie was granted an option to purchase up to an aggregate of 2,307,388 shares of common stock at an exercise price of $.00042 per share. One third of the option vested on May 14, 2001, and the remaining options will vest in equal installments on the first and second anniversary of Mr. Christie's appointment. (See Note 9)

     As of June 30, 2001, the Company has an outstanding note of $40,000 from a director of the Company. It is non-interest bearing and is unsecured.

     On March 31, 2001 the Company issued, at fair market value, 2,000 shares of common stock and options to purchase 184,000 shares of common stock to two of its Directors.

     On February 13, 2001 the Company borrowed $100,000 from a shareholder and officer of the Company. This borrowing is unsecured and is due and payable on June 30, 2001 with interest at 8% per annum. As of June 30, 2001 the Company is in default for the full amount.

     On January 19, 2001 the Company borrowed $40,000 from two additional officers. These promissory notes are unsecured, and payable with interest at a rate of 5% per annum, and are currently in default.

     On January 5, 2001, the Company borrowed $55,000 from two of its officers. These promissory notes are unsecured, bear interest at 5% per annum and are currently in default. As of August 21, 2001, $48,000 has been repaid.

     A member of Xerox's executive management served as a member of the Company's Board of Directors until July 27, 2001, at which time he resigned from his position with the Company. The Company purchases services from Xerox under an equipment supplier contract that expires on March 1, 2004 and is currently in default on payments under the contract and a note to Xerox (see Note 4).

     In conjunction with the Merger on March 31, 2000, a total of $2,815,000 in loans from shareholders plus the related accrued interest of $401,171 were converted into 2,135,301 shares of Series A preferred stock.

     During the six months ended June 30, 2000, the Company repaid $456,710 in principal on loans from shareholders. On March 31, 2000, the Company received $317,951 in advances from a shareholder.

     On March 31, 2000, pursuant to the terms of the Merger Agreement, the Company sold to certain investors 4,666,667 shares of its common stock and warrants to purchase 833,333 shares of its common stock for an aggregate purchase price of $7,000,000 including conversion of the notes payable, advances and accrued interest owed to Verus.

7.   COMMON AND PREFERRED STOCK

     On March 31, 2001, as required under the Series B Preferred Stock Agreement, 1,100,000 shares of the Series B Preferred Stock automatically converted each whole share of Series B Preferred Stock into one fully paid and non-assessable share of common stock.

     On March 22, 2001, the Company entered into an equity line of credit with a private investor. Under the terms of this agreement, upon the effective registration of additional shares of Company common stock, the investor will purchase up to an aggregate of $10 million of such common stock over the course of 36 months from the date of the agreement at a purchase price equal to 91% of the market price as defined therein. The Company has not determined whether such a filing is practical, or if made could be declared effective. The amount of shares to be put to the investor by us is subject to certain average daily trading volumes for the Company's common stock in the U.S financial markets. In connection with this agreement, the Company issued 250,000 shares of common stock for no additional consideration to an affiliate of the investor with a fair market value of $.85 per share on March 22, 2001. The Company has recorded $212,500 in stock-based compensation in the six months ended June 30, 2001 related to these shares.

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

     In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary (a "Liquidation Event"), the holders of the Series A preferred stock have a liquidation preference over any distribution to securities junior to the Series A Preferred Stock equal to $1.50 per share plus any accrued but unpaid dividends. Dividends on the Series A preferred stock accrue daily at the annual rate of 8%. At June 30, 2001 and December 31, 2000, the liquidation preference approximated $3.3 million and $3.4 million, respectively.

8.   IMPAIRMENT OF LONG LIVED ASSETS

     The Company's condensed consolidated financial statement for the three and six month periods ended June 30, 2001 reflect an impairment charge of approximately $3.5 million related to management's determination that capitalized costs related to a patent application process ($993,103), internal use software ($1,506,969), computer hardware ($497,735), the customer list acquired in 2000 ($441,141), and furniture ($110,216) have been impaired and such assets will not be realized in the future. Management of the Company has determined that despite the efforts of management and outside advisors, the additional capital necessary to either fully develop these assets to a point where revenues will be generated or use such assets in revenue generating activities will not occur.

9.   STOCK-BASED COMPENSATION

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

     The Company recorded stock-based compensation expense of $857,156 and $1,660,793 during the six-month periods ended June 30, 2001 and 2000. Additional stock-based compensation expense will be recorded in the future as the deferred compensation of $1,023,908 at June 30, 2001 is amortized over the remaining two-year vesting period, and variable award options are remeasured at each reporting date. William G. Christie was appointed President, Chief Executive Officer and Chairman of the Board of Directors on May 14, 2001. In connection with his appointment, Mr. Christie was granted an option to purchase up to an aggregate of 2,307,388 shares of common stock at an exercise price of $.00042 per share. One third of the option vested on May 14, 2001, and the remaining options will vest in equal installments on the first and second anniversary of Mr. Christie's appointment. The Company recognized deferred compensation of $1,683,424 upon the issuance of the option of which $666,373 was reflected as compensation expense during the three months ended June 30, 2001.

10.  NET LOSS PER SHARE

     A reconciliation of net loss and weighted-average common shares outstanding for purposes of calculating basic and diluted net income per share is as follows for the three and six months ended June 30:


     Three Months Ended June 30:                                                     2001           2000
     ---------------------------                                                 -----------    -----------
     NUMERATOR:
        Net loss .............................................................   $(5,932,056)   $(3,158,155)
        Preferred stock dividends ............................................        64,771         64,771
                                                                                 -----------    -----------
        Net loss attributable to common stockholders .........................   $(5,996,827)   $(3,222,926)
                                                                                 ===========    ===========

     DENOMINATOR:
        Weighted average number of common shares outstanding:
           Common stock ......................................................    20,766,489     18,739,933
             Effect of potentially dilutive common shares ....................          --             --
                                                                                 -----------    -----------
             Total ...........................................................    20,766,489     18,739,933
                                                                                 ===========    ===========

     Six Months Ended June 30:                                                      2001            2000
     -------------------------                                                   -----------    -----------

     NUMERATOR:
        Net loss .............................................................   $(8,016,721)   $(4,608,755)
        Preferred stock dividends ............................................       128,214         64,771
                                                                                 -----------    -----------
        Net loss attributable to common stockholders .........................   $(8,144,935)   $(4,673,526)
                                                                                 ===========    ===========

     DENOMINATOR:
        Weighted average number of common shares outstanding:
           Common stock ......................................................    20,079,210     13,277,210
             Effect of potentially dilutive common shares ....................          --             --
                                                                                 -----------    -----------
             Total............................................................    20,079,210     13,277,210
                                                                                 ===========    ===========

11.  SUBSEQUENT EVENTS

     On August 3, 2001, the Company signed a term sheet relating to the sale of the Company's existing business coursepack-related assets (including all master coursepacks, all orders for coursepacks, and any other tangible and intangible asset necessary to conduct the coursepack business of booktech.com on a going-forward basis) to Pro Quest Information and Learning Company (the "Purchaser") for $400,000. Payment terms include a non-refundable $100,000 down payment within one (1) business day of execution of the term sheet, plus 30% of net revenues recognized by the purchaser each week from an outsourcing agreement to fulfill the Company's existing sales orders. The down payment and the weekly revenue sharing will be credited against the final purchase price at closing. The maximum purchase price to be paid by the Purchaser is $700,000. Pursuant to the terms of the purchase agreement, the transaction must be completed by October 1, 2001. The closing of the sale may be subject to approval by the Company's shareholders.

     On August 9, 2001, the Company entered into an interim financing agreement with Genesis Alternative Investments LLC (the "Lender"). The Company will issue a convertible promissory note in the principal amount of $100,000 to the Lender. The note is convertible at the option of the holders into shares of the Company's common stock at the lower of (i) $0.25 per share, (ii) the average of the three lowest AMEX reported closing prices during the sixty (60) trading days prior to the conversion notice, or (iii) a 25% discount of the average closing price reported by the AMEX for the five trading days prior to the conversion notice. The note carries interest at a rate of 10% per annum, is due on October 7, 2001 and is secured by certain assets. The note is subject to mandatory prepayment in the event the Company completes an equity financing of at least $250,000 prior to October 7, 2001. In connection with this agreement, the Company will also issue 400,000 common stock warrants to the Lender. The fair value of the warrants will be recorded as discount on the issuance of the debt and amortized to interest expense over the life of the note.

     On July 31, 2001, the Company retained the advisory and investment banking services of Atlas Capital services, Inc. ("Atlas") to explore strategic alternatives available to the Company, including, but not limited to, (i) an investment in the Company, (ii) a sale, merger, joint venture or otherwise, whether effected in a single transaction or a series of related transactions, in which, 50% or more of the voting power of the Company or all or a substantial portion of its business or assets are combined with or transferred to another company (excluding reincorporations), or (iii) the restructuring of the Company's activities. Atlas's engagement was to be for a minimum period of three
(3) months, with subsequent cancellation at any time, with or without cause, upon written notice. In addition to reimbursement of all reasonable out-of pocket expenses, Atlas will also be paid a transaction fee relative to the strategic alternatives enumerated immediately above. If its restructuring services are deemed to have been utilized, Atlas will be paid approximately 5% of the outstanding stock of the Company. If its financing services are utilized, Atlas will be paid (i) cash equal to 10% of all consideration received by the Company and (ii) warrants to purchase 10% of the aggregate number of fully-diluted and/or exercised or converted shares of the Company's common stock as are purchased in the transaction. In the event a merger occurs, Atlas shall be paid 5% of the outstanding common stock of the post-merger Company.

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

     Our business is highly seasonal in nature. More than 75% of our revenues are normally generated in the third and fourth quarters of the calendar year since that period includes the traditional educational publishing selling season. Accordingly, our operating losses have generally been greater in the first half of the year during a period when publishing revenues are at their lowest levels. Moreover, we rely upon a few customers for a significant portion of our revenues - see Note 3 to the Unaudited Condensed Consolidated Financial Statements, "Concentration of Credit Risk and Major Customer Information."

     As discussed in Note 11, the Company has signed a term sheet to sell its customer list and all course pack related assets (the "Existing Business"). We do not expect that after August 3, 2001, we will generate any further sales revenue. Also, as of the date of this report, substantially all non-executive employees of the Company have either been terminated or are no longer working at the Company. As a result of the Company's lack of personnel and financial resources, the Company is outsourcing the fulfillment of existing sales orders to the company acquiring the Existing Business.

     Basis of Presentation - The discussion below assumes we can continue to do business on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the condensed consolidated financial statements, the Company incurred net losses of $8,016,721 and $4,608,755 in the six-month periods ended June 2001 and 2000, respectively and the Company's current liabilities at June 30, 2001 and December 31, 2000 of $9,398502 and $6,479,351, respectively, exceeded its current assets at those dates by $9,058,184 and $6,218,101, respectively. Moreover, a majority of its accounts payable of $4,247,286 and $4,009,090 at June 30, 2001 and December 31, 2000, respectively, were beyond their normal payment terms and the Company was in default on many of its debt obligations.

     As a result of management and the Board of Director's decision to sell the Existing Business, the Company does not expect any future revenues after August 3, 2001. As discussed in Notes 4, 5 and 6, the Company is in default on certain provisions of its lending and other contractual agreements, and, accordingly, the amounts are callable by the creditors and have been classified as current liabilities within the accompanying condensed consolidated balance sheets. The Company has not filed and has not paid payroll taxes since January 15, 2001. The Company has settled a legal proceeding relative to the non-payment of certain obligations and may not presently have available financing to satisfy its obligations resulting from the court judgment. Further, as described in Note 5, a creditor of the Company has obtained a court order for trustee process attachment and attached the Company's bank account. The Company has historically financed its operating losses and working capital needs principally by (a) loans from its shareholders, directors and officers, (b) sales of common stock, (c) trade credit and (d) borrowings from commercial lenders. Although the Company is currently seeking additional financing to sustain a minimum level of operations until the sale of the Existing Business is consummated, there can be no assurance that any additional financing will be available to the Company on commercially reasonable terms, or at all. Further, due to certain non-compliance with financial reporting regulations, the American Stock Exchange (the "AMEX") suspended trading of the Company's common stock in April 2001. On July 6, 2001, the AMEX lifted the suspension after the Company completed the necessary filings. There can be no assurance the AMEX will not suspend trading in the Company's common stock in the future. Future suspensions, if implemented, would preclude the Company from seeking financing through the public markets until such time as the AMEX lifts the suspension. Management and the Company's Board of Directors has not determined what actions with respect to any on going business activities will occur after the sale of the Existing Business or in the event that such sale is not completed. These factors, among other things, raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

     Other that the provision for impairment of long-lived assets recorded in the three-month period ended June 30, 2001, the condensed consolidated financial statements do include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as going concern. The Company's condensed consolidated financial statements for the three and six month periods ended June 30, 2001 reflect an impairment charge of approximately $3.5 million related to management's determination that capitalized costs related to a patent application process ($993,103), internal use software ($1,506,969), computer hardware ($497,735), the customer list acquired in 2000 ($441,141), and furniture ($110,216) have been impaired and such assets will not be realized in the future. Management of the Company has determined that despite the efforts of management and outside advisors, the additional capital necessary to either fully develop these assets to a point where revenues will be generated or use such assets in revenue generating activities will not occur.

     The Company's continuation as a going concern is dependent upon its ability to obtain additional financing or refinance current obligations. Management is continuing its efforts to (1) obtain sufficient short-term financing to satisfy short-term obligations; (2) reduce operating expenses through the reduction in staffing and the renegotiation of certain contracts; and (3) negotiate extended payment terms for current obligations with vendors and/or convert existing obligations into equity. An investment-banking firm has been engaged by the Company to assist management and the Board of Directors explore strategic opportunities including, but not limited to, a sale or merger of the Company, a recapitalization or other actions to obtain additional financial resources.

     On May 11, 2001, Morris A. Shepard, Ph.D. resigned as President, Chief Executive Officer and Director of the Company. William G. Christie was appointed President, Chief Executive Officer and Chairman of the Board of Directors on May 14, 2001. In connection with his appointment, Mr. Christie was granted an option to purchase up to an aggregate of 2,307,388 shares of common stock at an exercise price of $.00042 per share. One third of the option vested on May 14, 2001, and the remaining options will vest in equal installments on the first and second anniversary of Mr. Christie's appointment.

     During the period covered by this report and from June 30, 2001 to the date of this report, we significantly reduced the number of employees of the Company. As of August 17, 2001 we have three (3) full time employees and three (3) part time employees.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2001 AND 2000

     Net sales increased 28% to $214,708 in 2001 from $168,009 in 2000.
Approximately $60,000 of the increase was due to sales generated from the purchase of the Copytron customer list. Sales to Tufts University accounted for an additional $30,000 and sales to Houghton Mifflin accounted for $28,000. Sales to Barnes and Noble College Bookstores decreased by $73,000. Sales to Barnes and Noble College Bookstores accounted for approximately 10% and 52% of net sales in 2001 and 2000, respectively.

     Cost of sales were $241,284 in 2001, or 112.4% of net sales, in 2001 compared to $351,043, or 208.9% of net sales in 2000. The lower cost of sales percentage in 2001 was primarily due to lower print, bind and production costs as the company engaged various outsource partners to fulfill orders.

     Selling, marketing, and general and administrative expenses (excluding stock-based compensation) increased to $1,714,179 in 2001 from $1,573,924 in 2000. There are two factors which contributed to the increase of costs. First, an increase of approximately $295,000 in depreciation and amortization expense related to property and equipment and to the acquisition of Copytron's customer list in 2000. Second, an increase in service contracts for $247,000 which represents the value of the service contracts that we are no longer using in the production process. Legal expenses also increased due to the costs normally associated with being a public company. With the exception of the three increases noted, there was an overall general decrease in selling and administrative expenses.

     During the three months ended June 30, 2001, we recorded an impairment charge of approximately $3.5 million related to management's determination that capitalized costs related to a patent application process ($993,103), internal use software ($1,506,969), computer hardware ($497,735), the customer list acquired in 2000 ($441,141), and furniture ($110,216) have been impaired and such assets will not be realized in the future. Management of the Company has determined that despite the efforts of management and outside advisors, the additional capital necessary to either fully develop these assets to a point where revenues will be generated or use such assets in revenue generating activities will not occur.

     Stock-based compensation costs were $471,223 in 2001 compared to $1,413,379 in 2000. The stock-based compensation represents the amortization of deferred compensation on fixed awards, the remeasurement of compensation on variable award options, and the expense associated with awards of common stock. The amount in 2000 is due primarily to stock compensation recorded from the issuance of a greater number of stock and stock option awards with exercise prices below the fair market value of the Company's common stock.

     Interest expense increased to $170,914 in 2001 from $14,497 in 2000. The increase is attributed to higher debt level and to the amortization of debt discounts.

     Due to the uncertainty that exists regarding the future realization of our tax net operating loss carryforwards, we have fully reserved our deferred tax assets.

     The net loss increased to $5,932,056 2001 from $3,158,155 in 2000 primarily due to the provision for impairment of long-lived assets net of $942,156 decrease in stock-based compensation and the improvement on our gross margin.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     Net sales increased 67% to $821,299 in 2001 from $492,743 in 2000.
Approximately $200,000 of the increase was due to sales generated from the purchase of the Copytron customer list. Sales to Harvard Printing and Publishing Services accounted for an additional $80,000 increase in revenue. We reported increased sales with Persues Books, Tuft University and Houghton Mifflin for $38,000, $30,000 and $29,000 respectively. Sales to Barnes and Noble College Bookstores were lower by $80,000. One customer, Barnes and Noble College Bookstores accounted for approximately 27% and 50% of net sales in 2001 and 2000, respectively. Sales to Harvard Printing and Publishing Services accounted for approximately 11% and 2% of net sales in 2001 and 2000, respectively.

     Cost of sales were $1,007,662 in 2001, or 122.7% of net sales, in 2001 compared to $834,415, or 169.3% of net sales in 2000. The lower cost of sales percentage in 2001 was primarily due to economies of scale as the higher fixed production costs are spread over the higher sales volume in the first quarter. In addition, as a result of using the outsource partners in the second quarter, we were able to lower print and bind and production costs further.

     Selling, marketing, and general and administrative expenses (excluding stock-based compensation) increased to $3,148,036 in 2001 from $2,534,760 in 2000. Approximately $700,000 of the increase is attributed to increases in depreciation and amortization expense related to property and equipment and to the acquisition of a customer list in 2000. Legal expenses also increased due to the costs normally associated with being a public company. An increase in service contracts for $247,000 which represents the value of the service contracts that we are no longer using in the production process.

     During the six months ended June 30, 2001, we recorded an impairment charge of approximately $3.5 million related to management's determination that capitalized costs related to a patent application process ($993,103), internal use software ($1,506,969), computer hardware ($497,735), the customer list acquired in 2000 ($441,141), and furniture ($110,216) have been impaired and such assets will not be realized in the future. Management of the Company has determined that despite the efforts of management and outside advisors, the additional capital necessary to either fully develop these assets to a point where revenues will be generated or use such assets in revenue generating activities will not occur.

     Stock-based compensation costs were $857,156 in 2001 compared to $1,660,793 in 2000. The stock-based compensation represents the amortization of deferred compensation on fixed awards, the remeasurement of compensation on variable award options, and the expense associated with awards of common stock. The amount in 2000 is primarily due to stock compensation recorded from the issuance of a greater number of stock and stock option awards with exercise prices below the fair market value of the Company's common stock.

     Interest expense increased to $276,002 in 2001 from $98,209 in 2000. The increase is attributed to higher debt level, and amortization of debt discounts, and interest owed to factor.

     Due to the uncertainty that exists regarding the future realization of our tax net operating loss carryforwards, we have fully reserved our deferred tax assets.

     The net loss increased to $8,016,721 in 2001 from $4,608,755 in 2000 primarily due to the provision for impairment of long-lived assets net of $803,637 decrease in stock-based compensation and a $600,000 increase in depreciation and amortization.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     To meet our financing needs, we have primarily depended upon loans from stockholders, directors and officers and sales of our common stock. We have also relied significantly on (1) the issuance of common stock to finance the purchase of assets; (2) trade credit; and (3) common stock awards to employees and non-employees as compensation for their services. Other sources of financing have included bank debt. We have generally not been in compliance with the provisions contained in certain of our debt agreements, and accordingly, the amounts outstanding under these agreements have been classified as a current liability. As such, we have generally operated from a negative working capital position. At June 30, 2001 and December 31, 2000, our current liabilities of $9,398,502 and $6,479,351, respectively, exceeded our current assets by $9,058,184 and $6,218,101, respectively, and a majority of our accounts payable at June 30, 2001 and December 31, 2000 are beyond the normal payment terms.

     As shown in our financial statements, we incurred net losses of $ 8,016,721 and $4,608,755 during the six-month periods ended June 30, 2001 and 2000, respectively. Accordingly, we are currently seeking additional financing to fund our operations through the sale of Existing Business. From November 2000 through April 2001, all senior officers deferred their salaries in anticipation of our securing additional financing. As the new financing has not been secured, the deferred officers' salaries have been accrued as a liability in the accompanying condensed consolidated financial statements as of June 30, 2001 and December 31, 2000. On May 6, 2001, we resumed payment of the officers' salaries through the period ending June 17, 2001. From the period June 18, 2001 through July 29, 2001, the Company did not process any payroll.

     Our cash balance is not sufficient to fund the Company's operations. Accordingly, we are currently seeking additional sources of equity or debt financing to fund our operations. Until new financing can be secured on a more permanent basis, we will require interim financing. For the three month period ending June 30, 2001, Verus Investment Holdings, Inc loaned the Company $1,000,000 and a director loaned the Company $40,000. We do not anticipate additional financing from these shareholders.

     On March 22, 2001, we entered into an equity line of credit with a private investor. Under the terms of this agreement, upon the effective registration of additional shares of Company common stock, the investor will purchase up to an aggregate of $10 million of such common stock over the course of 36 months from the date of the agreement at a purchase price equal to 91% of the market price as defined therein. The Company has not determined whether such a filing is practical or if a filing if made could be declared effective. The amount of shares to be put to the investor by us is subject to certain average daily trading volumes for our common stock in the U.S financial markets. In connection with this agreement, we are obligated to issue 250,000 shares of common stock for no additional consideration to an affiliate of the investor with a fair market value of $.85 per share on March 22, 2001. We recorded $212,500 in stock based compensation during the six months ended June 30, 2001 related to this issuance.

     On March 17, 2001, we factored with recourse the majority of our accounts receivable and have received net proceeds of $205,882. Fees for these services are expected to average 6% of amounts factored.

     On March 15, 2001, we offered to issue 500,000 shares of our common stock to Dutchess Advisors, Ltd. ("Dutchess") as consideration for their advisory services in connection with our current efforts to secure additional financing through a private placement. The shares would be issued pursuant to Regulation D under the Securities Act, as amended. Of the total shares that could be issued, 100,000 shares contain piggyback registration rights. On June 22, 2001, we rescinded the offer and no shares have been offered to Dutchess. An additional finder's fee may be paid in cash to Dutchess upon completion of a private placement transaction.

     On February 13, 2001, we borrowed $100,000 from a shareholder and officer of the Company. The borrowing is unsecured, is due and payable on June 30, 2001 with interest at 8% per annum and is currently in default.

     On February 8, 2001, we sold 40,000 shares of our common stock to an accredited investor for $20,000. The issuance was made pursuant to Section 4(2) of the Securities Act.

     On January 19, 2001, we borrowed $40,000 from two of the Company's officers. These promissory notes are secured, carry interest at a rate of 5% per annum and are currently in default.

     On January 10, 2001, we refinanced $455,627 of accounts payable due to Xerox under the services agreement with a promissory note as described in the notes to the accompanying condensed consolidated financial statements. The note is payable in monthly installments of $41,339, including interest at a rate of 16% per annum, beginning on February 15, 2001. The final payment will be due on January 10, 2002, unless we default under the terms of the note, in which case, the promissory note becomes fully due and payable. We have not made the required payments under the promissory note in 2001 and, accordingly, we are in default under the terms of the note.

     On January 5, 2001, we borrowed $55,000 from two of the Company's officers. These promissory notes are unsecured and bear interest at a rate of 5% per annum and are currently in default. Through the date of this report, we have repaid $46,000.

     Until new financing can be secured on a more permanent basis, we will require interim financing. Verus Investment Holdings, Inc. ("Verus") provided $1,139,261 in interim financing to fund our working capital needs during the year ended December 31, 2000. During the second quarter of 2001, Verus made an additional loan of $1,000,000 through a promissory note. In connection with the Merger, $1,500,000 of the loans provided in 2000 and $500,000 in loans outstanding at December 31, 1999 were converted into 1,333,333 shares of common stock. The remaining loans of $939,261 and $200,000 outstanding at December 31, 2000, carry interest at a rate of 8% and 10%, respectively per annum, are unsecured and mature December 31, 2001 and November 22, 2001, respectively. The $200,000 note is convertible at the option of the holder, into shares of common stock on the earlier of i) November 22, 2001 at a conversion rate of $2.35 per share or ii) at anytime at a conversion rate of $2.94 per share when the average price of our common stock, as defined in the convertible agreement, exceeds $3.675. In addition, Verus was granted warrants to purchase 50,000 shares of our common stock at an exercise price of $2.94 per share.

     During the year ended December 31, 2000, the cost of our property and equipment increased by $3,518,818, primarily due to the purchase of a new management information system. The total $3,518,818 of property and equipment purchases was financed as follows: $833,686 through debt (primarily capital leases), $1,862,318 through accounts payable and the balance of $822,814 in cash. We are not currently planning to make any significant capital outlays in 2001. For the period ending June 30, 2001, we had no material capital outlays and made payments against capital leases for approximately $11,000.

     As discussed in Note 11, the Company has signed a term sheet to sell its customer list and all course pack related assets (the "Existing Business"). As of the date of this report, substantially all non-executive employees of the Company have either been terminated or are no longer working at the Company. As a result of the Company's lack of personnel and financial resources, the Company is outsourcing the fulfillment of existing sales orders to the company acquiring the Existing Business.

RECENTLY ISSUED ACCOUNTING STANDARDS

     On June 29, 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" was approved by the Financial Accounting Standards Board (FASB). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on July 1, 2001 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

     On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

     The adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", on July 1, 2001 did not impact the Company's financial statements.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company was previously in litigation with Advizex, Inc. for which a settlement was reached on June 5, 2001. The Company entered into a Consent Judgment on July 11, 2001 which will require the Company to pay $120,000 in cash beginning in July 2001 in equal installments over a twelve month period. In addition, the Company will issue 164,384 shares of its common stock to Advizex with a value of $120,000 based on a market price of $.73 per share on June 5, 2001. The 164,384 shares are in the process of being issued as of the date of this report.

     The Company was named a defendant in an action filed by Hewlett Packard Company ("Hewlett Packard") on August 9, 2001. In its complaint, Hewlett Packard seeks damages in the amount of $913,511 due to the Company's alleged breach of contract. In connection with this action, Hewlett Packard obtained a court order for trustee process attachment and attached the Company's bank accounts in the amount of approximately $90,000. The Company is currently negotiating a settlement of Hewlett Packard's claims, although there can be no assurances that we will be successful in reaching any such settlement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Company is in default on substantially all of its notes and other debt obligations. (see Note 4 to the Unaudited Condensed Consolidated Financial Statements).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     10.1 Term Sheet with Pro Quest Information and Learning Company, dated August 3, 2001
     10.2 Agreement with Atlas Capital Services, dated July 31, 2001
     10.3 Agreement with Genesis Alternative Investments LLC, dated August 9,
          2001
     10.4 Security Agreement between booktech.com and Verus Investments Holdings Inc., dated June 1, 2001
     10.5 Convertible Promissory Note between booktech.com and Verus Investments Holdings Inc. dated June 1,2001
     11.1 Computation of Net Loss Per Share

(b)  Reports on Form 8-K

     The registrant filed a report on Form 8-K on August 2, 2001, which reported
(i) the Company's engagement of Atlas Capital Services Inc. and (ii) that two members of the Company's Board of directors, Mr. Barry Romeril and Ms. Sherry Turkle, resigned effective July 27, 2001 and July 29, 2001, respectively.

     The registrant filed a report on Form 8-K on May 23, 2001, which reported that (i) Morris A. Shepard resigned as the Company's President and Chief Executive Officer, (ii) the Company appointed William G. Christie as President and Chief Executive Officer and (iii) certain stock-based compensation and other common share information included in its interim reports for the quarters ended March 31, 2000, June 30, 2000 and September 30, 2000 was incorrect and that the Company expected to file amended Forms 10-QSB for each such period.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 23,  2001                                     booktech.com, inc.

                                                    /S/ _______________________
                                                        Ted Bernhardt
                                                        Chief Financial Officer
                                                        Principal Financial and
                                                        Accounting Officer)